Form 10-Q
period 1997-09-30
TRANSCOASTAL MARINE SERVICES INC
filed 1997-12-15
CIK 1043119

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR


 [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ___________________TO ___________________

                        COMMISSION FILE NUMBER 000-23225

                       TRANSCOASTAL MARINE SERVICES, INC.
             (Exact Name of registrant as specified in its charter)

        DELAWARE                                   72-1353528
(State Or Other Jurisdiction of                 (I.R.S. Employer
 Incorporation of Organization)                 Identification No.)

                3535 BRIARPARK, SUITE 210, HOUSTON, TEXAS 77042
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (713) 784-7429
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ]         No [ X ]*

     *The Registrant became subject to the reporting requirements of Section 13 of the Securities Act of 1934 on October 29, 1997.

     The number of shares of Common Stock of the registrant, par value $.001 per share, outstanding at December 12, 1997 was 9,148,441.


Part I - Financial Information
     Item 1 - Financial Statements

       General Information.........................................................3

       Combined Balance Sheets - TransCoastal Marine Services, Inc.
         as of December 31, 1996 and September 30, 1997 and
         Pro Forma as of September 30, 1997........................................4

       Combined Statements of Operations - TransCoastal Marine Services, Inc.
         for the Three-Month Periods ended September 30, 1996 and 1997 and
         Pro Forma for the Three-Month Periods ended September 30, 1996 and 1997...5

       Combined Statements of Operations - TransCoastal Marine Services, Inc.
         for the Nine-Month Periods ended September 30, 1996 and 1997 and
         Pro Forma for the Nine-Month Periods ended September 30, 1996 and 1997....6

       Combined Statements of Cash Flows - TransCoastal Marine Services, Inc.
         for the Nine-Month Periods ended September 30, 1996 and 1997..............7

       Notes to the Financial Statements...........................................9

     Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................................13

Part II - Other Information

     Item 1 - Legal Proceedings....................................................17

     Item 6 - Exhibits and Reports on Form 8-K ....................................18

     Signature.....................................................................19

                       TRANSCOASTAL MARINE SERVICES, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

General Information

Transcoastal Marine Services, Inc. ("TCMS" or the "Company") was organized in April 1996 to become a fully integrated marine construction company focusing on the transition zone (marsh, swamp, and coastal regions out to water depths of 20 feet) and shallow water (water depths of 20 to 200 feet) regions along the U.S. Gulf Coast. The Company's goal is to become a leader in the consolidation of these fragmented segments of the marine construction industry. On November 4, 1997, TCMS acquired in separate transactions (the Acquisitions), simultaneously with the closing of its initial public offering (the Offering) of its common stock (the Common Stock), four businesses: The Red Fox Companies of New Iberia (RFCNI), The Woodson Companies (Woodson), CSI Hydrostatic Testers, Inc. (CSI), and HBH, Inc. (HBH). With closing of the Acquisitions, the Company's services now include offshore pipeline installation and repair services, hydrostatic testing and commissioning of pipelines and fabrication and refurbishment of components for offshore platforms and drilling rigs.

The consideration for the Acquisitions of the Founding Companies consisted of a combination of cash, debt and Common Stock. Because (i) the stockholders of the Founding Companies owned a majority of the outstanding shares of Common Stock following the Offering and the Acquisitions, and (ii) the stockholders of Woodson received the greatest number of shares of Common Stock among the stockholders of the Founding Companies, for financial statement presentation purposes, Woodson has been identified as the accounting acquiror. The acquisitions of TCMS, CSI, HBH and RFCNI will be accounted for using the purchase method of accounting. Therefore the accompanying historical financial statements as of December 31, 1996 and September 30, 1997 and for the nine and three-month periods ended September 30, 1996 and September 30, 1997 of Woodson are presented as the historical financial statements of the registrant. Unless the context otherwise requires, all references herein to the Company include TCMS and the Founding Companies.

Operating results for interim periods are not necessarily indicative of the results for full years. The financial statements included herein should be read in conjunction with the Pro Forma Combined Financial Statements of the Company and the related notes thereto, the Financial Statements of TCMS, Woodson, CSI, HBH and RFCNI and related notes thereto, and management's discussion and analysis of financial condition and results of operations related thereto, all of which are included in the Company's Registration Statement on Form S-1 (No. 333-34603), as amended (the "Registration Statement"), filed with the SEC in connection with the Offering.

TCMS is a Delaware corporation. Its corporate offices are located at 3535 Briarpark, Suite 210, Houston, Texas 77042, and its telephone number is 713-784-7429.

                       TRANSCOASTAL MARINE SERVICES, INC.
                            COMBINED BALANCE SHEETS
                       (In Thousands, Except Share Data)


                                                                        Historical               Pro Forma
                                                              ----------------------------     -------------
                                                              December 31,    September 30,    September 30,
                                                                 1996             1997             1997
                                                               --------         --------         --------
                                                                               (Unaudited)      (Unaudited)
                             ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                   $  1,117        $  1,113        $  7,660
   Accounts receivables, net                                      1,418           5,864          15,372
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                           --           2,440           4,064
   Inventory                                                        243             460             460
   Available-for-sale securities, at fair value                   1,603             128             128
   Other                                                            861             644           1,638
                                                               --------        --------        --------

          Total current assets                                    5,242          10,649          29,322

PROPERTY AND EQUIPMENT, net                                       2,956           4,048          63,816

GOODWILL                                                             --              --          66,465

OTHER                                                               958              90           3,599
                                                               --------        --------        --------

          Total assets                                         $  9,156        $ 15,587        $163,202
                                                               ========        ========        ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                    $    760        $  3,356        $ 15,220
   Notes payable and current maturities of long-term debt           229           1,399           2,460
   Payable to founding stockholders                                 450              --              --
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                           --              54             270
                                                               --------        --------        --------
Total current liabilities                                         1,439             809          17,950
                                                               --------        --------        --------
LONG-TERM DEBT                                                       --              --          12,700

DEFERRED INCOME TAXES                                                --              --          17,283
                                                               --------        --------        --------
          Total liabilities                                       1,439           4,809          47,933
                                                               --------        --------        --------
STOCKHOLDERS' EQUITY:
   Common stock                                                       1               1               9
   Additional paid-in capital                                       122             122         106,540
   Retained earnings                                              7,275          10,619           8,684
   Net unrealized gain on available-for-sale securities             319              36              36
                                                               --------        --------        --------
          Total stockholders' equity                              7,717          10,778         115,269
                                                               --------        --------        --------

          Total liabilities and stockholders' equity           $  9,156        $ 15,587        $163,202
                                                               ========        ========        ========


  The accompanying notes are an integral part of these financial statements.

                       TRANSCOASTAL MARINE SERVICES, INC.
                       COMBINED STATEMENTS OF OPERATIONS
                       (In Thousands, Except Share Data)
                                  (Unaudited)



                                                               Historical                           Pro Forma
                                                     -----------------------------       -----------------------------
                                                                For the                              For the
                                                            Three-Months Ended                  Three-Months Ended
                                                              September 30,                       September 30,
                                                     -----------------------------       -----------------------------
                                                         1996              1997              1996              1997
                                                     -----------       -----------       -----------       -----------
REVENUE                                              $     4,277       $    13,886       $    18,839       $    32,012

COSTS AND EXPENSES:
   Cost of revenue                                         3,260            10,616            14,407            23,087
   Selling, general and administrative expenses              743               756             1,691             2,468
   Depreciation and amortization                             154               262             1,506             1,947
                                                     -----------       -----------       -----------       -----------
                    Operating income                         120             2,252             1,235             4,510

INTEREST EXPENSE                                             (17)              (38)             (227)             (251)

OTHER INCOME (EXPENSE), net                                   68                (1)             (271)             (310)
                                                     -----------       -----------       -----------       -----------
                    Income before taxes                      171             2,213               737             3,949

PROVISION FOR INCOME TAXES                                   128               164               459             1,737
                                                     -----------       -----------       -----------       -----------
NET INCOME                                           $        43       $     2,049       $       278       $     2,212
                                                     ===========       ===========       ===========       ===========
PRO FORMA INFORMATION:

   Income before taxes                               $       171       $     2,213

   Pro forma income taxes                                     68               885
                                                     -----------       -----------
   Pro forma net income                              $       103       $     1,328
                                                     ===========       ===========

PRO FORMA INCOME PER SHARE                                                               $       .03       $       .24
                                                                                         ===========       ===========
SHARES USED IN COMPUTING
   PRO FORMA INCOME PER SHARE                                                              9,176,219         9,176,219
                                                                                         ===========       ===========


  The accompanying notes are an integral part of these financial statements.

                       TRANSCOASTAL MARINE SERVICES, INC.
                       COMBINED STATEMENTS OF OPERATIONS
                       (In Thousands, Except Share Data)
                                  (Unaudited)




                                                          Historical                     Pro Forma
                                                  --------------------------     -------------------------
                                                            For the                       For the
                                                       Nine-Months Ended             Nine-Months Ended
                                                         September 30,                 September 30,
                                                  --------------------------    --------------------------
                                                      1996           1997           1996           1997
                                                  -----------    -----------    -----------    -----------
REVENUE                                           $    14,966    $    31,990    $    55,538    $    86,918

COSTS AND EXPENSES:
   Cost of revenue                                     11,093         25,859         43,728         66,010
   Selling, general and administrative expenses         2,222          2,191          4,981          6,408
   Depreciation and amortization                          445            717          4,510          5,602
                                                  -----------    -----------    -----------    -----------

                  Operating income                      1,206          3,223          2,319          8,898

INTEREST EXPENSE                                          (23)           (83)          (674)          (724)

OTHER INCOME (EXPENSE), net                               207            558             82           (431)
                                                  -----------    -----------    -----------    -----------

                  Income before taxes                   1,391          3,698          1,727          7,743

PROVISION FOR INCOME TAXES                                145            354          1,183          3,590
                                                  -----------    -----------    -----------    -----------

NET INCOME                                        $     1,246    $     3,344    $       544    $     4,153
                                                  ===========    ===========    ===========    ===========

PRO FORMA INFORMATION

   Income before taxes                            $     1,391    $     3,698

   Pro forma income taxes                                 556          1,479
                                                  -----------    -----------
   Pro forma net income                           $       835    $     2,219
                                                  ===========    ===========

PRO FORMA INCOME PER SHARE                                                      $       .06    $       .45
                                                                                ===========    ===========

SHARES USED IN COMPUTING
   PRO FORMA INCOME PER SHARE                                                     9,176,219      9,176,219
                                                                                ===========    ===========



  The accompanying notes are an integral part of these financial statements.

                       TRANSCOASTAL MARINE SERVICES, INC.
                       COMBINED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)



                                                                                                Historical
                                                                                                  For the
                                                                                             Nine-Months Ended
                                                                                               September 30,
                                                                                             ------------------
                                                                                               1996       1997
                                                                                             -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                $ 1,246    $ 3,344
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities-
     Depreciation and amortization                                                               445        717
     (Gain) on sale of property, plant and equipment                                            (132)        (1)
     Realized gains on sale of available-for-sale securities                                      --       (530)
     Deferred income taxes                                                                      (145)      (354)
     Changes in operating assets and liabilities-
       (Increase) decrease in-
         Accounts receivable                                                                   1,738     (4,446)
         Cost and estimated earnings in excess of billings on
           uncompleted contracts                                                                  (5)    (2,440)
         Inventory                                                                               (97)      (217)
         Other current assets                                                                   (147)       217
         Other assets                                                                             61        422
       Increase (decrease) in-
         Accounts payable and accrued expenses                                                   507      2,596
         Billings in excess of costs and estimated earnings on
           uncompleted contracts                                                                (856)        54
                                                                                             -------    -------

              Net cash provided by (used in) operating activities                              2,615       (638)
                                                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of capital assets                                                          189        243
   Capital expenditures                                                                       (1,022)    (2,051)
   Proceeds from sale of investments                                                              --      2,005

   Change unrealized gain                                                                        157       (283)
                                                                                             -------    -------

              Net cash used in investing activities                                             (676)       (86)
                                                                                             -------    -------

                                  (Continued)

                       TRANSCOASTAL MARINE SERVICES, INC.
                       COMBINED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)


                                                                        For the
                                                                    Nine-Months Ended
                                                                      September 30,
                                                                    ------------------
                                                                      1996       1997
                                                                    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                          654      1,855
   Principal payments on notes payable                                 (222)      (685)
   Principal payments on notes payable to shareholders                   --       (450)
   Payment of dividends to shareholders                              (1,263)        --
                                                                    -------    -------
              Net cash provided by (used in) financing activities      (831)       720
                                                                    -------    -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  1,108         (4)

CASH AND CASH EQUIVALENTS, beginning of period                          852      1,117
                                                                    -------    -------


CASH AND CASH EQUIVALENTS, end of period                            $ 1,960    $ 1,113
                                                                    =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for-
     Interest                                                       $    23    $    83
   Noncash investing and financing activities-
     Purchase of assets through assumption of debt                       --      1,080
                                                                    -------    -------




     The accompanying notes are an integral part of these financial statements.

                       TRANSCOASTAL MARINE SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



1.  BASIS OF PRESENTATION:

Background

TCMS was organized in April 1996 to create a fully integrated marine construction company focusing on transition zone and shallow water regions of the U.S. Gulf Coast. On November 4, 1997, TCMS acquired, simultaneously with the closing of the Offering, the Founding Companies (Woodson, CSI, HBH and RFCNI) for consideration consisting of cash, debt and common stock. The closing of the Offering also occurred on that date.

For financial statement purposes, Woodson has been identified as the accounting acquirer. Accordingly, the historical combined financial statements represent those of Woodson prior to the Acquisitions and the Offering. These combined financial statements include the accounts of the following Woodson Companies, which are related by the common ownership of immediate family members acting as a control group:

    Woodson Construction Company, Inc.
    Laine Construction Company, Inc.
    Kori Corporation
    EnviroSystems, Inc.

Pro forma net income consists of the historical net income of the Woodson Companies, including two S Corporations, adjusted for income taxes that would have been recorded had each company operated as a C Corporation.

Acquisitions

The Acquisitions were accounted for using the purchase method of accounting. The allocations of the purchase price to the assets acquired and liabilities assumed of the Founding Companies have been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available.

The pro forma financial information for the nine and three-month periods ended September 30, 1996, and September 30, 1997, includes the results of TCMS combined with the Founding Companies as if the Acquisitions had occurred at the beginning of each respective nine or three-month period. The pro forma combined financial information includes the effects of (i) the Acquisitions, (ii) the closing of the Offering and the application of net proceeds thereof, (iii) certain reductions in rent, (iv) the distribution or sale of certain assets prior to the Acquisitions to the former owners of the Founding Companies and expenses related thereto, (v) amortization of goodwill resulting from the Acquisitions using a 40-year estimated life and (vi) advances under the Credit Facility (see Note 3 to the financial statements) including decreases in interest expense resulting from the repayment or refinancing of the Founding Companies' debt. The pro forma financial information may not be comparable to and may not be indicative of the Company's post-Acquisition results of operations because (i) the Founding Companies were not under common control or management and (ii) the Company will use the purchase method to establish a new basis of accounting to record the Acquisitions.

Interim Reporting

The accompanying unaudited interim financial statements are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Registration Statement.

2.  SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES:

There has been no significant change in the accounting policies of the Company during the periods presented. For a description of these policies, refer to
Note 2 of Notes to Financial Statements of TCMS and Woodson included in the Financial Statements in the Company's Registration Statement.

3.  CREDIT AGREEMENT:

On October 28, 1997, TCMS entered into a Credit Agreement with Joint Energy Development Investments, Limited Partnership, an affiliate of Enron Capital & Trade Resources Corp. (the Lender). The Credit Agreement provides for borrowings up to $75.0 million, with the initial borrowing availability being $50.0 million (the Initial Availability) and the remaining $25.0 million being made available from time to time and in such amounts as the Lender shall determine in its sole discretion. The Credit Agreement is divided into two tranches: (a) a senior secured revolving credit facility (the Revolving Credit Facility), providing for borrowings of up to $60.0 million ($40.0 million of which comprises part of the Initial Availability) and (b) $15.0 million of senior subordinated term loan borrowings (the Term Loan Facility) ($10.0 million of which comprises the remainder of the Initial Availability). Borrowings under the Credit Agreement bear interest at LIBOR plus 275 basis points (8.37 percent at October 3, 1997), payable quarterly, and borrowings under the Term Loan Facility bear interest at LIBOR plus 375 basis points (9.37 percent at October 3, 1997), payable quarterly. Borrowings under the Credit Agreement are secured by liens on substantially all the Company's assets (including accounts receivable and after-acquired property) and a pledge of the capital stock of the Founding Companies and each of the Company's other subsidiaries. Borrowings under the Credit Agreement are intended to be used to pay a portion of the aggregate purchase price for the Acquisitions and for general corporate purposes, which may include future acquisitions. The Credit Agreement requires the Company to comply with various loan covenants, including
(a) maintenance of certain financial ratios, (b) restrictions on additional indebtedness and (c) restrictions on liens, guarantees, advances and dividends. The Credit Agreement extends through October 1999 and all outstanding principal and accrued and unpaid interest under the Revolving Credit Facility and the Term Loan Facility as of that date is due and payable on that date. The Credit Agreement contains mandatory prepayment provisions requiring prepayment of outstanding borrowings from the issuance of debt or equity securities for cash and any proceeds from other borrowings. In connection with the Credit Agreement, the Company issued to the Lender a warrant to acquire 175,000 shares of Common Stock at an exercise price equal to the initial per share price ($18) to the public in the Offering. The consideration for that warrant was $1,750 and the warrant is exercisable for five years from its date of issuance.

4.  CAPITAL STOCK:

Common Stock

In March and April 1997, 175,000 and 100,000 shares of Common Stock, respectively, were sold to management at $.001 per share. As a result, the Company recorded a nonrecurring, noncash compensation charge of $2.2 million effective with the closing of the Offering, representing the difference between the amount paid for the shares and the estimated fair value of the shares on the date of sale of such Common Stock.

Common Stock Purchase Warrant

During the first quarter of 1997, the Company entered into an advisory agreement with an investment banking firm, which was amended in June 1997 to provide for the sale of a warrant to acquire 50,000 shares of Common Stock (the MG Warrant) for $.001 per share. The MG Warrant has an exercise price of $8 per share and is exercisable from time to time, in whole or in part, at any time during the five year period beginning on the issuance date of the Warrant. of the Offering.

Offering

On November 4, 1997, TCMS closed on the Offering, which involved the sale by TCMS of 5,000,000 shares of Common Stock at a price to the public of $18.00 per share. The net proceeds to TCMS from the Offering (after deducting underwriting discounts, commissions and offering expenses) were approximately $81.6 million. On November 4, 1997, the Company completed the sale of an additional 750,000 shares of Common Stock at a price to the public of $18.00 per share (generating net proceeds to the Company of $12.6 million after underwriting discounts and commissions) pursuant to an over-allotment option granted by the Company to the underwriters in connection with the Offering. Of these amounts, $85.7 million was used to pay the cash portion of the purchase prices relating to the acquisitions of the Founding Companies with the remainder being used to pay certain indebtedness of the Founding Companies.

 5. EARNINGS PER SHARE:

The historical periods presented represent the results of operations of The Woodson Companies under its historical capital structure. Accordingly, earnings per share of The Woodson Companies are not presented as they are not meaningful. The computation of pro forma net income per share for the nine and three months ended September 30, 1996 and September 30, 1997, is based on 9,176,219 shares of Common Stock outstanding, which includes shares:


Issued to management, founders and consultants                       1,256,000
Issued in consideration for acquisition of Founding Companies        2,142,441
Sold pursuant to the Offering                                        5,750,000
Effect of assumed exercise of Common Stock purchase warrant             27,778
                                                                     ---------

Shares used in computing pro forma income per share                  9,176,219
                                                                     =========


The computation excludes options for 442,000 shares granted to management, directors and key employees on the Offering date at an exercise price of $18 per share.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share," revising the methodology to be used in computing earnings per share (EPS) requiring that the computations required for primary and fully diluted EPS be replaced with "basic" and "diluted" EPS. The Company will adopt SFAS No. 128 effective December 31, 1997, and will restate EPS for all periods presented. The Company anticipates that the implementation of SFAS No. 128 will not have a material effect on the Company's earnings per share as determined under current accounting rules.

6.  INCOME TAXES:

Commencing with the Acquisitions, the Company will be taxed at applicable federal and state income tax rates.

The Company intends to file a consolidated federal income tax return which includes the operations of the Founding companies for periods subsequent to the acquisition date. The Founding Companies will each file a "short period" federal income tax return through their respective acquisition dates.

The provision for income taxes included in the Pro Forma Statements of Operations for the nine and three months ended September 30, 1996, and September 30, 1997, assumes the application of statutory federal and state income tax rates and the nondeductibility of a portion of the amortization of goodwill.

7.  COMMITMENTS AND CONTINGENCIES:

Legal Proceedings

The Company is currently involved in two class action lawsuits for unspecified personal injury and property damages arising from events in October 1991 and January 1992 during the course of a pipeline installation project for a third-party gas transmission company. One of the class actions, involving approximately 9,840 class members, entitled "Rivera v. United Gas Pipeline Co.," No. 28738, was instituted against Woodson Construction Company, Inc., on October 29, 1991, in the 40th Judicial District Court, parish of St. John the Baptist, state of Louisiana, and the other class action, involving approximately 7,858 class members, entitled "Husseiney v. United Gas Pipeline Co.," No. 29089, was instituted on January 27, 1992, against Woodson Construction Company, Inc., in the 40th Judicial District Court, parish of St. John the Baptist, state of Louisiana. The claims of 24 representative class members in each case were tried in 1995, and judgments were rendered against Woodson Construction Company, Inc., which were later affirmed by the court of appeal. In the "Rivera" lawsuit, five of the 24 representative plaintiffs were awarded compensatory damages of $7,500 in the aggregate, but punitive damages were denied. In the "Husseiney" lawsuit, compensatory damages of $18,589 and punitive damages of $9,500 in the aggregate were assessed against Woodson Construction Company, Inc., in favor of 16 of the 24 representative plaintiffs. In both lawsuits, the compensatory damages awarded are expected to be covered by the Company's insurance, but punitive damage awards are not expected to be covered by insurance. The compensatory and punitive damages awarded to the 16 representative class members varied according to the representatives' proximity to the incident and individual experience with respect to it. The amount of compensatory and punitive damages applicable to the remaining 7,834 class members who seek to adjudicate their damage claims will be litigated on an individual basis. Until those remaining damage claims are finally adjudicated, settled, dismissed or otherwise terminated, the total amount of the punitive damages to which the Company may be subject cannot reasonably be estimated, and there can be no assurance that it will not be materially adverse to the Company's financial position or results of operations. In July 1997, all parties involved applied to the Louisiana Supreme Court for further discretionary review of the existing judgments. The Company believes that there are meritorious arguments favorable to its position, but is unable to predict whether the Louisiana Supreme Court will grant relief from the judgments.

The Company is involved in various other lawsuits arising in the ordinary course of business, some of which involve substantial claims for damages. While the outcome of these other lawsuits cannot be predicted with certainty, management believes these other matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Insurance

The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers' compensation and a general umbrella policy. The Company has not incurred significant claims or losses on any of its insurance policies during the periods presented in the accompanying financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

The following discussion should be read in conjunction with the Pro Forma Financial Statements of the Company and related notes thereto, the Financial Statements of TCMS, Woodson, CSI, HBH and RFCNI and related notes thereto which are included in the Company's Registration Statement. Statements contained in this discussion regarding future financial performance and results and other statements that are not historical facts are forward-looking statements. The forward-looking statements are subject to numerous risks and uncertainties to the Company, including but not limited to, the availability of attractive acquisition opportunities, the successful integration and profitable management of acquired businesses, improvement of operating efficiencies, the availability of working capital and financing for future acquisitions, the Company's ability to grow internally through expansion of services and customer bases and reduction of overhead, conditions in oil field services markets, seasonality, weather conditions and other risk factors discussed in the Registration Statement.

Results of Operations - Pro Forma

The unaudited pro forma results of operations do not purport to represent what the Company's results of operations would actually have been if the Acquisitions and the Offering had in fact occurred on the first day of each period presented. Quarterly results may also be materially affected by the timing and magnitude of acquisitions, assimilation costs, costs of opening new facilities, gain or loss of a material customer and weather conditions. Accordingly, the operating results for any nine or three-month period are not necessarily indicative of the results that may be achieved for any subsequent nine or three-month period or for a full fiscal year.

The following table sets forth certain selected proforma financial data as a percentage of revenues for the periods indicated:


                                                             Three-Month Periods Ended
                                                    ---------------------------------------------
                                                        September 30,            September 30,
                                                            1996                     1997
                                                    --------------------     --------------------
Revenue                                             $ 18,839      100.0%     $ 32,012      100.0%

Cost of revenue                                       14,407       76.5        23,087       72.1

Costs and Expenses:

     Selling, general and administrative               1,691        9.0         2,468        7.7

     Depreciation and amortization                     1,506        8.0         1,947        6.1
                                                    --------       ----      --------      -----

              Operating Income                      $  1,235        6.5%     $  4,510       14.1%
                                                    ========       ====      ========      =====



                                                              Nine-Month Periods Ended
                                                    ---------------------------------------------
                                                        September 30,             September 30,
                                                            1996                      1997
                                                    --------------------     --------------------

Revenue                                             $ 55,538      100.0%     $ 86,918      100.0%

Cost of revenue                                       43,728       78.7        66,010       75.9

Costs and Expenses:

     Selling, general and administrative               4,981        9.0         6,408        7.4

     Depreciation and amortization                     4,510        8.1         5,602        6.4
                                                    --------       ----      --------      -----

              Operating Income                     $   2,319        4.2%     $  8,898       10.3%
                                                    ========       ====      ========      =====

Pro Forma results for the three-months ended September 30, 1997 compared to the three-months ended September 30, 1996

Revenue. Revenue increased $13.2 million, or 70.0% for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. The increase resulted primarily from increased pipeline construction revenues at Woodson and HBH. The pipeline construction revenue increase was attributable to improved market activity in 1997.

Cost of revenue. Cost of revenue increased $8.7 million, or 60.2%. As a percentage of revenue, cost of revenue was 72.1% for the three months ended September 30, 1997 compared to 76.5% for the three months ended September 30, 1996. The improved margin was primarily due to reductions in standby time, weather downtime and subcontract services.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.8 million, or 46.0%. As a percentage of revenue, selling, general and administrative expenses were 7.7% for the three months ended September 30, 1997 compared to 9.0% for the three months ended September 30, 1996.

Depreciation and amortization. Depreciation and amortization expenses increased $0.4 million, or 29.3%, for the three months ended September 30, 1997 compared to the corresponding period in the prior year. The increase was related to equipment purchases and acquisition of, and improvements to, M/V Discovery (a multi-purpose service vessel) in early 1997.

Pro Forma results for the nine-months ended September 30, 1997 compared to the nine months ended September 30, 1996

Revenue. Revenue increased $31.4 million, or 56.5%, for the nine months ended September 30, 1997 compared to the corresponding period in the prior year. The increase resulted primarily from improved pipeline construction activity at Woodson and HBH. In addition, revenue increased at CSI with the newly acquired (and recently refurbished) M/V Discovery generating most of this portion of the increase, and at RFCNI, as a result of increased fabrication activity during the 1997 period.

Cost of revenue. Cost of revenue increased $22.3 million, or 51.0%, for the nine months ended September 30, 1997 compared to the corresponding period in the prior year. The increase primarily resulted from increased costs of $17.7 million at Woodson and HBH, associated principally with increased pipeline construction activity. In addition, costs associated with the operation of the M/V Discovery were primarily responsible for a $3.5 million increase in cost of revenue at CSI for the 1997 period. As a percentage of revenue, cost of revenue was 75.9% for the nine months ended September 30, 1997 compared to 78.7% for the corresponding period in the prior year.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.4 million, or 28.6%, for the nine months ended September 30, 1997 compared to the corresponding period in the prior year. As a percentage of revenue, selling, general and administrative expenses were 7.4% for the nine months ended September 30, 1997 compared to 9.0% for the corresponding period in the prior year.

Depreciation and amortization. Depreciation and amortization expenses increased $1.1 million, or 24.2%, for the nine months ended September 30, 1997 compared to the corresponding period in the prior year. The increase was related to equipment purchases and the acquisition of, and improvements to, the M/V Discovery.

Results of Operations - TCMS

The following table sets forth certain selected financial data for TCMS (Woodson as the accounting acquirer) as a percentage of revenues for the periods indicated:


                                                            Three-Month Periods Ended
                                                    ---------------------------------------------
                                                       September 30,             September 30,
                                                           1996                      1997
                                                    --------------------     --------------------
Revenue                                              $ 4,277      100.0%     $ 13,886      100.0%

Cost of revenue                                        3,260       76.2        10,616       76.5

Costs and Expenses:

     Selling, general and administrative                 743       17.4           756        5.4

     Depreciation and amortization                       154        3.6           262        1.9
                                                     -------  ---------     ---------      -----

              Operating Income                       $   120        2.8%    $   2,252       16.2%
                                                     =======  =========     =========      =====

                                                             Nine-Month Periods Ended
                                                    ---------------------------------------------
                                                        September 30,            September 30,
                                                            1996                    1997
                                                    --------------------     --------------------
Revenue                                             $ 14,966      100.0%     $ 31,990      100.0%

Cost of revenue                                       11,093       74.1        25,859       80.8

Costs and Expenses:

     Selling, general and administrative               2,222       14.8         2,191
                                                                                             6.8

     Depreciation and amortization                       445        3.0           717        2.2
                                                     -------  ---------     ---------      -----

              Operating Income                      $  1,206        8.1%     $  3,223       10.2%
                                                    ========  =========      ========       ====



Results for the three-months ended September 30, 1997 compared to the three-months ended September 30, 1996

Revenue. Revenue increased $9.6 million, or 225% for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. The increase is attributable to improved market activity in 1997.

Cost of revenue. Cost of revenue increased $7.4 million, or 226%. As a percentage of revenue, cost of revenue was 76.5% for the three months ended September 30, 1997 compared to 76.2% for the three months ended September 30, 1996.

Selling, general and administrative expenses. Selling, general and administrative expenses were essentially unchanged for the three months ended September 30, 1997 compared to the three months ended September 30, 1996.

Depreciation and amortization. Depreciation and amortization expenses increased $0.1 million, or 70%, due primarily to the acquisition of equipment.

Results for the nine-months ended September 30, 1997 compared to the nine-months ended September 30, 1996

Revenue. Revenue increased $17.0 million, or 114%, for the nine months ended September 30, 1997 compared to the corresponding period in the prior year. The increase is attributable to improved market activity in 1997.

Cost of revenue. Cost of revenue increased $14.8 million, or 133%, for the nine months ended September 30, 1997 compared to the corresponding period in the prior year. The increase was primarily due to the increase in pipeline construction activity in the 1997 period. As a percentage of revenue, cost of revenue was 80.8% for the nine months ended September 30, 1997 compared to 74.1% for the corresponding period in the prior year.

Selling, general and administrative expenses. Selling, general and administrative expenses were essentially unchanged for the nine months ended September 30, 1997 compared to the corresponding period in the prior year. As a percentage of revenue, selling, general and administrative expenses were 6.8% for the nine months ended September 30, 1997 compared to 14.8% for the corresponding period in the prior year.

Depreciation and amortization. Depreciation and amortization expenses increased $0.3 million, or 61.1%, for the nine months ended September 30, 1997 compared to the corresponding period in the prior year. The increase was due to the additional property, plant and equipment placed in service in 1996 and 1997.

Liquidity and Capital Resources

During the nine-month period ended September 30, 1997, net cash used in operating activities was $638,000, capital expenditures were $2,051,000, proceeds from the sale of investments were $2,005,000, net proceeds from notes payable amounted to $1,855,000 while net repayment of debt amounted to $685,000.

On November 4, 1997, TCMS closed on the Offering, which involved the sale by TCMS of 5,000,000 shares of Common Stock at a price to the public of $18.00 per share. The net proceeds to TCMS from the Offering (after deducting underwriting discounts, commissions and offering expenses) were approximately $81.6 million. On November 4, 1997, the Company completed the sale of an additional 750,000 shares of Common Stock at a price to the public of $18.00 per share (generating net proceeds to the Company of $12.6 million after underwriting discounts and commissions) pursuant to an over-allotment option granted by the Company to the underwriters in connection with the Offering. Of these amounts, $85.7 million was used to pay the cash portion of the purchase prices relating to the acquisitions of the Founding Companies with the remainder being used to repay certain indebtedness of the Founding Companies.

On October 28, 1997, TCMS entered into a Credit Agreement with Joint Energy Development Investments, Limited Partnership, an affiliate of Enron Capital & Trade Resources Corp. (the Lender). The Credit Agreement provides for borrowings up to $75.0 million, with the initial borrowing availability being $50.0 million (the Initial Availability) and the remaining $25.0 million being made available from time to time and in such amounts as the Lender shall determine in its sole discretion. The Credit Agreement is divided into two tranches: (a) a senior secured revolving credit facility (the Revolving Credit Facility), providing for borrowings of up to $60.0 million ($40.0 million of which comprises part of the Initial Availability) and (b) $15.0 million of senior subordinated term loan borrowings (the Term Loan Facility) ($10.0 million of which comprises the remainder of the Initial Availability). Borrowings under the Credit Agreement bear interest at LIBOR plus 275 basis points (8.37 percent at October 3, 1997), payable quarterly, and borrowings under the Term Loan Facility bear interest at LIBOR plus 375 basis points (9.37 percent at October 3, 1997), payable quarterly. Borrowings under the Credit Agreement are secured by liens on substantially all the Company's assets (including accounts receivable and after-acquired property) and a pledge of the capital stock of the Founding Companies and each of the Company's other subsidiaries. Borrowings under the Credit Agreement are intended to be used to pay a portion of the aggregate purchase price for the Acquisitions and for general corporate purposes, which may include future acquisitions. The Credit Agreement requires the Company to comply with various loan covenants, including
(a) maintenance of certain financial ratios, (b) restrictions on additional indebtedness and (c) restrictions on liens, guarantees, advances and dividends. The Credit Agreement extends through October 1999 and all outstanding principal and accrued and unpaid interest under the Revolving Credit Facility and the Term Loan Facility as of that date is due and payable on that date. The Credit Agreement contains mandatory prepayment provisions requiring prepayment of outstanding borrowings from the issuance of debt or equity securities for cash and any proceeds from other borrowings. In connection with the Credit Agreement, the Company issued to the Lender a warrant to acquire 175,000 shares of Common Stock at an exercise price equal to the initial per share price ($18) to the public in the Offering. The consideration for that warrant was $1,750 and the warrant is exercisable for five years from its date of issuance.

The Company intends to pursue acquisitions. The timing, size or success of any acquisitions and the resulting additional capital commitments are unpredictable. The Company expects to fund future acquisitions primarily through a combination of issuances of additional equity, working capital, cash flow from operations and borrowings, including the unused portion of the Credit Facility. There can be no assurance that the Company can secure such additional financing if and when it is needed or on terms deemed acceptable to the Company.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDING

The Company is currently involved in two class action lawsuits for unspecified personal injury and property damages arising from events in October 1991 and January 1992 during the course of a pipeline installation project for a third-party gas transmission company. One of the class actions, involving approximately 9,840 class members, entitled "Rivera v. United Gas Pipeline Co.," No. 28738, was instituted against Woodson Construction Company, Inc., on October 29, 1991, in the 40th Judicial District Court, parish of St. John the Baptist, state of Louisiana, and the other class action, involving approximately 7,858 class members, entitled "Husseiney v. United Gas Pipeline Co.," No. 29089, was instituted on January 27, 1992, against Woodson Construction Company, Inc., in the 40th Judicial District Court, parish of St. John the Baptist, state of Louisiana. The claims of 24 representative class members in each case we tried in 1995, and judgments were rendered against Woodson Construction Company, Inc., which were later affirmed by the court of appeal. In the "Rivera" lawsuit, five of the 24 representative plaintiffs were awarded compensatory damages of $7,500 in the aggregate, but punitive damages were denied. In the "Husseiney" lawsuit, compensatory damages of $18,589 and punitive damages of $9,500 in the aggregate were assessed against Woodson Construction Company, Inc., in favor of 16 of the 24 representative plaintiffs. In both lawsuits, the compensatory damages awarded are expected to be covered by the Company's insurance, but punitive damage awards are not expected to be covered by insurance. The compensatory and punitive damages awarded to the 16 representative class members varied according to the representatives' proximity to the incident and individual experience with respect to it. The amount of compensatory and punitive damages applicable to the remaining 7,834 class members who seek to adjudicate their damage claims will be litigated on an individual basis. Until those remaining damage claims are finally adjudicated, settled, dismissed or otherwise terminated, the total amount of the punitive damages to which the Company may be subject cannot reasonably be estimated, and there can be no assurance that it will not be materially adverse to the Company's financial position or results of operations. In July 1997, all parties involved applied to the Louisiana Supreme Court for further discretionary review of the existing judgments. The Company believes that there are meritorious arguments favorable to its position, but is unable to predict whether the Louisiana Supreme Court will grant relief from the judgments.

The Company is involved in various other lawsuits arising in the ordinary course of business, some of which involve substantial claims for damages. While the outcome of these other lawsuits cannot be predicted with certainty, management believes these other matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 1997 annual meeting of shareholders was held on September 24, 1997 in Houston, Texas. Listed below are the proposals submitted to the shareholders in the Company's Notice of Meeting dated September 8, 1997 and the results of the shareholder votes.

         Election of six directors to commence serving as directors immediately upon election until their successors are elected and qualified:

                                      For                     Against

       Bill E. Stallworth          1,181,000                     0

       Thad Smith                  1,181,000                     0

       Patrick B. Collins          1,181,000                     0

       Clifford E. McFarland       1,181,000                     0

       D. Glenn Richardson         1,181,000                     0

       Jean Savoy                  1,181,000                     0



















         Election of four directors to commence serving as directors effective as of the successful completion of the Company's initial public offering of common stock (November 4, 1997) until their successors are elected and qualified:

                                      For                     Against

       Nathan Avery                1,181,000                     0

       Steven Wells                1,181,000                     0

       Daniel N. Hargett, Sr.      1,181,000                     0

       H. Daniel Hughes II         1,181,000                     0


         Election of certified public accountants:

                                      For                     Against

       Arthur Andersen LLP         1,181,000                     0


ITEM 5.  OTHER INFORMATION

         Steven Wells, elected by the shareholders of the Company on September 24, 1997 to serve as a director of the Company effective November 4, 1997, chose not to serve. To fill the vacancy, on November 20, 1997, the Company's Board of Directors elected Beldon E. Fox to serve as director effective November 26, 1997 to serve until his successor is elected and qualified.

         Effective November 4, 1997, the Company executed and delivered the Share Exchange Agreement whereby Company shareholders J&D Capital Investments, L.C., Beldon E. Fox, and James B. Thompson, Jr. exchanged an aggregate of 250,000 shares of their registered Company common stock for restricted Company common stock effective with the closing of the Company's initial public offering of common stock (November 4, 1997) to ensure that the shareholders of the Woodson Companies, collectively, were the largest holder of Company common stock entitled to vote immediately following the closing of the Company's initial public offering of common stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 1997 annual meeting of shareholders was held on September 24, 1997 in Houston, Texas. Listed below are the proposals submitted to the shareholders in the Company's Notice of Meeting dated September 8, 1997 and the results of the shareholder votes.

         Election of six directors to commence serving as directors immediately upon election until their successors are elected and qualified:

                                      For                     Against

       Bill E. Stallworth          1,181,000                     0

       Thad Smith                  1,181,000                     0

       Patrick B. Collins          1,181,000                     0

       Clifford E. McFarland       1,181,000                     0

       D. Glenn Richardson         1,181,000                     0

       Jean Savoy                  1,181,000                     0


         Election of four directors to commence serving as directors effective as of the successful completion of the Company's initial public offering of common stock (November 4, 1997) until their successors are elected and qualified:

                                      For                     Against

       Nathan Avery                1,181,000                     0

       Steven Wells                1,181,000                     0

       Daniel N. Hargett, Sr.      1,181,000                     0

       H. Daniel Hughes II         1,181,000                     0


         Election of certified public accountants:

                                      For                     Against

       Arthur Andersen LLP         1,181,000                     0


ITEM 5.  OTHER INFORMATION

         Steven Wells, elected by the shareholders on September 24, 1997 to serve as a director of the Company effective November 4, 1997, chose not to serve. To fill the vacancy, on November 20, 1997, the Company's Board of Directors elected Beldon E. Fox to serve as director effective November 26, 1997 to serve until his successor is elected and qualified.

         Effective November 4, 1997, the Company executed and delivered the Share Exchange Agreement whereby Company shareholders J&D Capital Investments, L.C., Beldon E. Fox, and James B. Thompson, Jr. exchanged an aggregate of 250,000 shares of their registered Company common stock for restricted Company common stock effective with the closing of the Company's initial public offering of common stock (November 4, 1997) to ensure that shareholders of the Woodson Companies, collectively, were the largest holder of Company common stock entitled to vote immediately following the closing of the Company's initial public offering of common stock.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     *3.1 --  Amended and Restated Certificate of Incorporation of TCMS.
     *3.2 --  Bylaws of TCMS.
     *4.1 --  Form of Certificate representing Common Stock.
      4.2 --  Share Exchange Agreement among TCMS, J&D Capital Investments,
              L.C., James B. Thompson and Beldon B. Fox, Jr.
     *4.3 -- Secured Promissory Note to be issued in the acquisition of RFCNI. *10.1 -- TCMS 1997 Stock Option Plan.
    *10.2 --  Employment Agreement dated as of August 6, 1997, between TCMS and
              Bill E. Stallworth.
    *10.3 --  Employment Agreement dated as of August 6, 1997, between TCMS and
              Thad Smith.
    *10.4 --  Employment Agreement dated as of August 6, 1997, between TCMS and
              Johnnie W. Domingue.
    *10.5 --  Stock Repurchase Agreement dated as of March 24, 1997, between
              TCMS and Bill E. Stallworth.
    *10.6 --  Stock Repurchase Agreement dated as of April 25, 1997, between
              TCMS and Thad Smith.
    *10.7 --  Stock Repurchase Agreement dated as of March 24, 1997, between
              TCMS and Johnnie Domingue.
    *10.8 --  Form of Employment Agreement between HBH, Inc. and H. Daniel
              Hughes II.
    *10.9 --  Form of Employment Agreement between CSI Hydrostatic Testers,
              Inc. and Daniel N. Hargett, Sr.
   *10.10 --  Agreement for Consulting Services dated April 24, 1997, between TCMS and Stallworth, Frankhouser & Associates, as amended
              August 6, 1997.
   *10.11 --  Employment Letter dated April 21, 1997, between TCMS and
              Johnnie W. Domingue, as amended August 6, 1997.
   *10.12 -- Form of warrant issued to McFarland, Grossman & Company, Inc. *10.13 -- Purchase and Sale Agreement dated as of August 28, 1997, by and among TCMS, Laine Construction Company, Inc., Paula Woodson,
              Linda Woodson and Cheryl Woodson.
   *10.14 --  Agreement and Plan of Merger dated as of August 28, 1997, by and among TCMS, Woodson Acquisition Corp., Woodson Construction,
              Inc., and Louis Woodson.
   *10.15 --  Agreement and Plan of Merger dated August 28, 1997, by and among
              TCMS, Kori Acquisition Corp., Kori Corporation, Paula Woodson,
              Linda Woodson, and Cheryl Woodson.
   *10.16 --  Agreement and Plan of Merger dated as of August 28, 1997, by and among TCMS, Enviro Acquisition Corp., Envirosystems, Inc., Paula
              Woodson, Linda Woodson, and Cheryl Woodson.
   *10.17 --  Purchase and Sale Agreement dated as of August 28, 1997, among
              TCMS, CSI Hydrostatic Testers, Inc., Hargett Mooring and Marine,
              Inc., Daniel N. Hargett, Sr., Yvette Hargett and Richard Hargett.
   *10.18 --  Purchase and Sale Agreement dated as of August 20, 1997, by and among TCMS, HBH, Inc. and the Succession of Herbert D. Hughes.
   *10.19 --  Agreement and Plan of Merger dated as of August 27, 1997, by and among TCMS, RNI Acquisition Corp., The Red Fox Companies of New
              Iberia, Inc. and The Beldon E. Fox, Sr. Grandchildren's Trust No.
              1.
   *10.20 --  Form of Agreement to Purchase and Sell dated as of August 28,
              1997, by and among TCMS and Linda Woodson, Cheryl Woodson, and
              Paula Woodson.
   *10.21 --  Agreement to Purchase and Sell dated as of August 20, 1997, by and between TCMS and the Succession of Herbert D. Hughes.
   *10.22 --  Leasehold Purchase Agreement dated as of August 11, 1997, by and between TCMS and the Beldon E. Fox, Sr. Grandchildren's Trust No.
              1.
   *10.23 --  Amendment and Restated Consulting and Financial Advisory Services
              Agreement dated September 24, 1997, between TCMS and J&D Capital
              Investments, L.C.
   *10.24 --  Form of Senior Revolving Credit Agreement by and among TCMS and
              Joint Energy Development Investments, Limited Partnership, and
              the Lenders Signatory thereto.
   *10.25 --  Form of Subordinated Credit Agreement by and among TCMS and Joint
              Energy Development Investments, Limited Partnership, and the
              Lenders Signatory thereto.
   *10.26 --  Form of Warrant Agreement by and between TCMS and Joint Energy
              Development Investments, Limited Partnership
    27    --  Financial Data Schedule
* Previously filed.

(b)  Reports on Form 8-K
     None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TransCoastal Marine Services, Inc.

Dated:  December 15, 1997

                                     By:  /s/ JOHNNIE W. DOMINGUE
                                        --------------------------------
                                              Johnnie W. Domingue
                                              Authorized Officer
                                              and Principal Financial
                                              Officer

                               INDEX TO EXHIBITS


    Exhibit
      No.               Description
    ------              -----------

     *3.1 --  Amended and Restated Certificate of Incorporation of TCMS.
     *3.2 --  Bylaws of TCMS.
     *4.1 --  Form of Certificate representing Common Stock.
      4.2 --  Share Exchange Agreement among TCMS, J&D Capital Investments,
              L.C., James B. Thompson and Beldon B. Fox, Jr.
     *4.3 -- Secured Promissory Note to be issued in the acquisition of RFCNI. *10.1 -- TCMS 1997 Stock Option Plan.
    *10.2 --  Employment Agreement dated as of August 6, 1997, between TCMS and
              Bill E. Stallworth.
    *10.3 --  Employment Agreement dated as of August 6, 1997, between TCMS and
              Thad Smith.
    *10.4 --  Employment Agreement dated as of August 6, 1997, between TCMS and
              Johnnie W. Domingue.
    *10.5 --  Stock Repurchase Agreement dated as of March 24, 1997, between
              TCMS and Bill E. Stallworth.
    *10.6 --  Stock Repurchase Agreement dated as of April 25, 1997, between
              TCMS and Thad Smith.
    *10.7 --  Stock Repurchase Agreement dated as of March 24, 1997, between
              TCMS and Johnnie Domingue.
    *10.8 --  Form of Employment Agreement between HBH, Inc. and H. Daniel
              Hughes II.
    *10.9 --  Form of Employment Agreement between CSI Hydrostatic Testers,
              Inc. and Daniel N. Hargett, Sr.
   *10.10 --  Agreement for Consulting Services dated April 24, 1997, between TCMS and Stallworth, Frankhouser & Associates, as amended
              August 6, 1997.
   *10.11 --  Employment Letter dated April 21, 1997, between TCMS and
              Johnnie W. Domingue, as amended August 6, 1997.
   *10.12 -- Form of warrant issued to McFarland, Grossman & Company, Inc. *10.13 -- Purchase and Sale Agreement dated as of August 28, 1997, by and among TCMS, Laine Construction Company, Inc., Paula Woodson,
              Linda Woodson and Cheryl Woodson.
   *10.14 --  Agreement and Plan of Merger dated as of August 28, 1997, by and among TCMS, Woodson Acquisition Corp., Woodson Construction,
              Inc., and Louis Woodson.
   *10.15 --  Agreement and Plan of Merger dated August 28, 1997, by and among
              TCMS, Kori Acquisition Corp., Kori Corporation, Paula Woodson,
              Linda Woodson, and Cheryl Woodson.
   *10.16 --  Agreement and Plan of Merger dated as of August 28, 1997, by and among TCMS, Enviro Acquisition Corp., Envirosystems, Inc., Paula
              Woodson, Linda Woodson, and Cheryl Woodson.
   *10.17 --  Purchase and Sale Agreement dated as of August 28, 1997, among
              TCMS, CSI Hydrostatic Testers, Inc., Hargett Mooring and Marine,
              Inc., Daniel N. Hargett, Sr., Yvette Hargett and Richard Hargett.
   *10.18 --  Purchase and Sale Agreement dated as of August 20, 1997, by and among TCMS, HBH, Inc. and the Succession of Herbert D. Hughes.
   *10.19 --  Agreement and Plan of Merger dated as of August 27, 1997, by and among TCMS, RNI Acquisition Corp., The Red Fox Companies of New
              Iberia, Inc. and The Beldon E. Fox, Sr. Grandchildren's Trust No.
              1.
   *10.20 --  Form of Agreement to Purchase and Sell dated as of August 28,
              1997, by and among TCMS and Linda Woodson, Cheryl Woodson, and
              Paula Woodson.
   *10.21 --  Agreement to Purchase and Sell dated as of August 20, 1997, by and between TCMS and the Succession of Herbert D. Hughes.
   *10.22 --  Leasehold Purchase Agreement dated as of August 11, 1997, by and between TCMS and the Beldon E. Fox, Sr. Grandchildren's Trust No.
              1.
   *10.23 --  Amendment and Restated Consulting and Financial Advisory Services
              Agreement dated September 24, 1997, between TCMS and J&D Capital
              Investments, L.C.
   *10.24 --  Form of Senior Revolving Credit Agreement by and among TCMS and
              Joint Energy Development Investments, Limited Partnership, and
              the Lenders Signatory thereto.
   *10.25 --  Form of Subordinated Credit Agreement by and among TCMS and Joint
              Energy Development Investments, Limited Partnership, and the
              Lenders Signatory thereto.
   *10.26 --  Form of Warrant Agreement by and between TCMS and Joint Energy
              Development Investments, Limited Partnership
    27    --  Financial Data Schedule
* Previously filed.