Form 10-Q/A
period 1997-09-30
TRANSCOASTAL MARINE SERVICES INC
filed 1997-12-29
CIK 1043119

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1

                                      TO

                                   FORM 10-Q

                                      ON

                                  FORM 10Q/A


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

        The Company hereby amends and restates the following portion of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997:

        1. "Part I - Financial Information, Item 1 - Financial Statements" is hereby amended to correct a misprinted number for Other Assets in the Historical September 30, 1997 column in the Combined Balance Sheet from "90" to "890" as shown below:

                       TRANSCOASTAL MARINE SERVICES, INC.
                            COMBINED BALANCE SHEETS
                       (In Thousands, Except Share Data)


                                                                        Historical               Pro Forma
                                                              ----------------------------     -------------
                                                              December 31,    September 30,    September 30,
                                                                 1996             1997             1997
                                                               --------         --------         --------
                                                                               (Unaudited)      (Unaudited)
                             ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                   $  1,117        $  1,113        $  7,660
   Accounts receivables, net                                      1,418           5,864          15,372
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                           --           2,440           4,064
   Inventory                                                        243             460             460
   Available-for-sale securities, at fair value                   1,603             128             128
   Other                                                            861             644           1,638
                                                               --------        --------        --------

          Total current assets                                    5,242          10,649          29,322

PROPERTY AND EQUIPMENT, net                                       2,956           4,048          63,816

GOODWILL                                                             --              --          66,465

OTHER                                                               958             890           3,599
                                                               --------        --------        --------

          Total assets                                         $  9,156        $ 15,587        $163,202
                                                               ========        ========        ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                    $    760        $  3,356        $ 15,220
   Notes payable and current maturities of long-term debt           229           1,399           2,460
   Payable to founding stockholders                                 450              --              --
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                           --              54             270
                                                               --------        --------        --------
Total current liabilities                                         1,439             809          17,950
                                                               --------        --------        --------
LONG-TERM DEBT                                                       --              --          12,700

DEFERRED INCOME TAXES                                                --              --          17,283
                                                               --------        --------        --------
          Total liabilities                                       1,439           4,809          47,933
                                                               --------        --------        --------
STOCKHOLDERS' EQUITY:
   Common stock                                                       1               1               9
   Additional paid-in capital                                       122             122         106,540
   Retained earnings                                              7,275          10,619           8,684
   Net unrealized gain on available-for-sale securities             319              36              36
                                                               --------        --------        --------
          Total stockholders' equity                              7,717          10,778         115,269
                                                               --------        --------        --------

          Total liabilities and stockholders' equity           $  9,156        $ 15,587        $163,202
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

Dated:  December 29, 1997

                                     By:  /s/ JOHNNIE W. DOMINGUE
                                        --------------------------------
                                              Johnnie W. Domingue
                                              Authorized Officer
                                              and Principal Financial
                                              Officer