Form 10-K405
period 1997-12-31
TRANSCOASTAL MARINE SERVICES INC
filed 1998-03-31
CIK 1043119

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
[MARK ONE]

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NO.: 000-23225

                       TRANSCOASTAL MARINE SERVICES, INC.
            (Exact name of Registrant as specified in its charter.)

                   DELAWARE                                      72-1353528
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                      Identification No.)
          2925 BRIARPARK, SUITE 930                                77042
                HOUSTON, TEXAS                                   (Zip code)
   (Address of principal executive offices)

                                 (713) 784-7429
              (Registrant's telephone number, including area code)

       Securities Registered Pursuant to Section 12(b) of the Act: None.

          Securities Registered Pursuant to Section 12(g) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
   Common Stock, par value $.001 per share                 Nasdaq National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     As of March 16, 1998, there were 8,898,441 shares of common stock, par value of $.001 per share, of the Registrant issued and outstanding, 5,739,550 of which, having an aggregate market value of $60,982,719, based on the closing price per share of the common stock of the Registrant reported on the Nasdaq National Market on that date, were held by non-affiliates of the Registrant. For purposes of the above statement only, all directors and executive officers of the Registrant are assumed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The Company's proxy statement in connection with the Annual Meeting is incorporated by reference into Part III of this Form 10-K.

================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    1
            General...................................................    1
            Operations................................................    1
            Industry Overview.........................................    1
            Materials.................................................    2
            Safety and Quality Assurance..............................    2
            Customers and Contracts...................................    2
            Competition...............................................    3
            Backlog...................................................    4
            Fluctuations in Operating Results.........................    4
            Governmental Regulation and Environmental Matters.........    4
            Risk Management...........................................    6
            Intellectual Property.....................................    6
            Employees.................................................    6
            Forward-Looking Statements................................    6
Item 2.   Properties..................................................    7
          Marine Vessels and Equipment................................    7
          Facilities..................................................    8
Item 3.   Legal Proceedings...........................................    8
Item 4.   Submission of Matters to a Vote of Security Holders.........    9

                                  PART II

Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................   10
Item 6.   Selected Financial Data.....................................   11
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   12
Item 8.   Financial Statements and Supplementary Data.................   22
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................  100

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........  100
Item 11.  Executive Compensation......................................  100
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................  100
Item 13.  Certain Relationships and Related Transactions..............  100

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................  100

                                       (i)

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     TransCoastal Marine Services, Inc. ("TCMS") is a marine construction company with operations focused in the transition zone (water depths up to 20 feet) and shallow water (from 20 to 200 feet) in the Gulf of Mexico. The Company's primary services include pipeline construction, repair, maintenance, trenching, testing, commissioning and related services, and fabrication and refurbishment of offshore drilling rigs, barge drilling rigs and structural components of fixed platforms.

     TCMS commenced operations concurrently with the acquisition (the "Acquisitions") of four privately owned marine construction businesses (each a "Founding Company") and the completion of an initial public offering in November 1997 (the "Offering"). Unless otherwise indicated by the context, references herein to (i) "TCMS" mean TransCoastal Marine Services, Inc. (and its predecessor), prior to consummation of the Acquisitions, and (ii) the "Company" mean TCMS (and its predecessor), together with the Founding Companies and its other subsidiaries.

     The Company currently conducts operations from port facilities and fabrication yards strategically positioned along the U.S. Gulf Coast. The Company's principal executive offices are located at 2925 Briarpark Drive, Suite 930, Houston, Texas 77042, and its telephone number is (713) 784-7429.

OPERATIONS

     Pipeline Installation and Repair. The efficient development of an offshore oil and gas field frequently involves the addition or extension of an infrastructure of gathering lines and trunklines (large diameter pipelines). The Company's pipeline installation operations are focused on the transition zone and shallow water regions along the U.S. Gulf Coast. The Company believes it is the only company providing pipeline installation and repair services from water depths of 200 feet through the transition zone and to onshore gathering and processing facilities in the Gulf of Mexico.

     The Company's fleet includes (i) 15 spud barges and ancillary equipment, operated in water depths of up to 20 feet, and (ii) three anchor barges and three multipurpose vessels (used in both pipeline installation and repair and hydrostatic testing, commissioning and related operations), primarily operated in water depths beyond 20 feet. The Company also owns specialized equipment for offshore pipeline jetting (a specialized pipeline burying technique) and testing services, marine dredging and trench digging. See Item 2. Properties for a listing of the Company's significant vessels and equipment.

     Hydrostatic Testing and Commissioning Services. The Company performs onshore and offshore hydrostatic testing and commissioning of pipelines for oil and gas producers and pipeline construction companies along the U.S. Gulf Coast and in certain international markets. During hydrostatic testing, water is pumped into a newly installed or existing pipeline to increase the internal pressure beyond the designed capacity of the pipeline in order to test its structural integrity. Pipeline commissioning involves final preparation of a completed and successfully tested pipeline for operation in accordance with applicable regulatory standards. In connection with its hydrostatic testing and commissioning services, the Company also performs pipeline cleaning, drying and dehydration services.

     Offshore Fabrication. The Company fabricates and refurbishes (i) structural components of fixed platforms for use in the offshore development and production of oil and gas and (ii) structural components, primarily deck structures, for offshore drilling rigs and barge drilling rigs. The Company also manufactures amphibious undercarriages for marine construction equipment used in transition zone waters.

INDUSTRY OVERVIEW

     The market for offshore pipeline installation and related services along the U.S. Gulf Coast is primarily dependent on the levels of oil and gas exploration, development and production activities and pipeline capacity utilization in the Gulf of Mexico. The Company believes recent increases in oil and gas production in the Gulf of Mexico have significantly reduced available pipeline capacity to transport the hydrocarbons to onshore gathering, transmission and processing facilities. In a report published in January 1997, the Minerals Management Service of the U.S. Department of the Interior (the "MMS") projected an increase in Gulf of Mexico oil production of up to 76% from 1,097 Mbpd (thousand barrels per day) in 1996 to 1,932 Mbpd by 2000, and an increase in natural gas production of up to 25% from 13.8 Bcfd (billion cubic feet per day) in 1996 to 17.2 Bcfd by 2000, assuming increased use of new technologies, such as 3-D seismic and horizontal drilling techniques, would offset declines in production from currently producing fields. This outlook is supported by increases in offshore leases awarded by the Department of the Interior in its semi-annual Outer Continental Shelf ("OCS") lease auctions during 1996. The number of offshore leases awarded to operators increased from 202 in 1992, covering approximately 1.0 million acres, to 1,508 in 1996, covering approximately 8.0 million acres.

     The MMS anticipates that a substantial portion of the increased oil and gas production in the Gulf of Mexico will come from deep water projects. The Company believes the continued development of deep water (depths of 200 feet to 1,000 feet) and very deep water (depths of 1,000 feet and deeper) oil and gas fields will require construction of new pipelines and tie-ins to existing pipeline systems in the transition zone and shallow water regions along the U.S. Gulf Coast to transport future hydrocarbon production to shore. The Company also expects increases in demand for its services resulting from new pipeline construction needed to support incremental development activity within these transition zone and shallow water regions, as well as the repair service requirements of the existing pipeline infrastructure. According to a June 1997 report by Offshore Data Services, Inc., there were 255 pipeline construction projects in the design or planning phase in the Gulf of Mexico, including 165 in water depths of less than 150 feet.

MATERIALS

     The principal materials used by the Company in its business are carbon and alloy steel in various forms, welding supplies, fuel oil, gasoline and paint, which are currently available in adequate supply from many sources. The Company does not depend on any single supplier or source. Pipe used in the Company's pipeline construction operations is generally provided by the Company's customers.

SAFETY AND QUALITY ASSURANCE

     Management sets as a high priority the safety and health of the Company's employees and maintains a stringent safety assurance program to reduce the possibility of costly accidents. The Company has established guidelines to ensure compliance with all applicable state and federal safety regulations, and provides ongoing training and safety education through orientations for new employees and subcontractors, periodic crew safety training meetings and first aid and CPR training. The Company has a comprehensive drug testing program and conducts periodic employee health screenings.

     The Company's operations are conducted in compliance with the applicable standards of the American Petroleum Institute, the American Welding Society and the American Society of Mechanical Engineers, as well as customer specifications. Training programs have been instituted to upgrade the skills of the Company's personnel and maintain high-quality standards. Management believes these programs enhance the quality of its services and reduce the total cost of work performed.

CUSTOMERS AND CONTRACTS

     The Company's primary customers are major and independent oil and gas exploration and production companies, drilling contractors, hydrocarbon transportation companies and other marine construction companies. The level of construction services required by any one customer depends on the amount of that customer's capital expenditure budget devoted to marine construction in any single year. Consequently, customers that account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent fiscal years. The five most significant customers of the Company on a combined basis during fiscal 1997 (in alphabetical order) were: Bridgeline Gas Distribution L.L.C., Koch Gateway Pipeline Co., Mobil Corporation, Nautilus Pipe Line Co. L.L.C., and Texaco Trading & Transporta-tion, Inc. The Company had only two customers that represented more than 10% of its revenues in fiscal 1997. While the Company is not dependent on any one customer, the loss of one of its significant customers could, at least on a short-term basis, have an adverse effect on the Company's results of operations.

     The Company's contracts are typically of short duration, being completed in one to six months. A substantial number of the Company's projects are performed on a fixed-price basis, although some projects are performed on an alliance/partnering or cost-plus basis. Under a fixed-price contract, the Company receives the price fixed in the contract, subject to adjustment only for change orders placed by the customer. As a result, the Company is responsible for all cost overruns under fixed-price contracts. Under a typical alliance/ partnering arrangement, the Company and the customer agree in advance to a target price that includes specified levels of labor and material costs and profit margins. If the project is completed at less than the cost levels targeted in the contract, the contract price is reduced by a portion of the savings. If the cost to completion is greater than targeted costs, the contract price is increased, but generally to the target price plus the actual incremental cost of material and direct labor. Accordingly, under an alliance/partnering arrangement, the Company has some protection against cost overruns but must share a portion of any cost savings with the customer. Under cost-plus arrangements, the Company receives a specified fee in excess of its direct labor and material cost and therefore is protected against cost overruns but does not benefit directly from cost savings. The revenue, costs and gross profit realized on a contract will often vary from the estimated amounts on which such contracts were originally based because of various reasons, including errors in estimates or bidding, changes in the availability and cost of labor and material and variations in productivity from the original estimates. These variations and the risks inherent in the marine construction industry may result in revenue and gross profits different from those originally estimated and can result in reduced profitability or losses on projects. Depending on the size of a project, variations from estimated contract performance can have a significant impact on the Company's operating results for any particular fiscal quarter or year.

COMPETITION

     The marine construction services business is highly competitive and in recent years has been characterized by overcapacity, which has resulted in substantial pressure on pricing and operating margins. The Company expects the overcapacity in the industry to reoccur from time to time in the future. Contracts for marine construction services are usually awarded on a competitive bid basis. Although the Company believes customers consider, among other things, the availability and technical capabilities of equipment and personnel, efficiency, condition of equipment, safety record and reputation, price competition is currently a primary factor in determining which qualified contractor with available equipment is awarded a contract. Some of the Company's competitors are larger and have greater financial and other resources than the Company.

     The Company categorizes the market for offshore construction services into four segments: (i) transition zone (less than 20 feet), (ii) shallow water (20 feet to 200 feet), (iii) deep water (200 feet to 1,000 feet) and (iv) very deep water (1,000 feet or deeper). The Company generally focuses on projects in transition zone and shallow water regions along the U. S. Gulf Coast. Activity in these regions has increased significantly in recent years primarily because of increases in oil and gas production in the Gulf of Mexico. Several companies that have one or more derrick or pipelaying barges compete in the transition zone and shallow water regions. The Company believes that it is the largest transition zone marine construction services company focused on the U.S. Gulf Coast and a significant provider of shallow water marine construction services in that area. The Company believes that competition for projects in the deep water (greater than 200 feet) and the very deep water (greater than 1,000 feet) regions of the Gulf of Mexico is primarily limited to two large competitors, Global Industries, Ltd. and J. Ray McDermott, S.A., with several other international contractors capable of relocating equipment to the Gulf of Mexico to work on specific deep or very deep water contracts. Because projects in the deep and very deep water regions involve different vessels and equipment, as well as different technical expertise, the Company does not presently intend to compete in those markets.

     The Company also competes with numerous competitors in connection with its hydrostatic testing and commission services and fabrication operations.

BACKLOG

     As of December 31, 1997, the Company's unfilled contracts and backlog orders (including verbal orders) amounted to approximately $47.3 million; however, the Company does not consider its backlog amounts to be a reliable indicator of future revenue because most of the Company's projects are awarded and performed within a relatively short period of time. The Company's backlog fluctuates significantly based on the timing of contract awards and varying levels of operating activity throughout the year. The Company is generally able to complete its projects within a 12-month period.

FLUCTUATIONS IN OPERATING RESULTS

     The Company's results of operations may fluctuate significantly from quarter to quarter or year to year because of a number of factors, including the timing of future acquisitions, seasonal fluctuations in the demand for marine construction services (particularly during the winter months) and competitive factors. Accordingly, quarterly comparisons of the Company's revenue and operating results should not be relied on as an indication of future performance, and the results of any quarterly period may not be indicative of results to be expected for a full year. The Company recognizes most of its contract revenue on a percentage-of-completion basis. Accordingly, contract price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in income in the period when the facts giving rise to a revised estimate become known. To the extent that these adjustments result in a reduction or elimination of previously reported profits with respect to a project, the Company would recognize a charge against current earnings, which could be material. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Customers and Contracts."

GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

  General

     Many aspects of the Company's operations are subject to governmental regulation, including regulation by the U.S. Coast Guard, the National Transportation Safety Board, the U.S. Customs Service and the Occupational Safety and Health Administration, as well as by private industry organizations such as the American Bureau of Shipping. The Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards relating to vessels. The Occupational Safety and Health Administration performs similar functions with respect to the Company's onshore facilities and operations. In addition, the Company depends on the demand for its services from the oil and gas industry and, therefore, the Company's business is affected by the laws and regulations, as well as changing taxes and governmental policies, relating to the oil and gas industry generally.

     Certain of the Company's barges and vessels are subject to safety and classification standards imposing requirements for periodic inspections and the maintenance of certain certificates and insurance coverages, generally depending on the type and size of and service performed by the barge or vessel. In addition, in order for a vessel to engage in the U.S. Coastwise Trade (providing transportation services between the states), the vessel must have been built in the United States. All the Company's barges and vessels are eligible for service in the U.S. Coastwise Trade, except for the M/V Discovery, a Panamanian flagged vessel. As a multi-purpose construction vessel providing non-transportation services to the offshore oil and gas industry, the Company believes the market for the services performed by the M/V Discovery is not materially limited by its Panamanian registration.

     The Company is required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to its operations. The Company believes that it has obtained all permits, licenses and certificates necessary to the conduct of its business.

     In addition to government regulation, various private industry organizations, such as the American Petroleum Institute, the American Society of Mechanical Engineers and the American Welding Society, promulgate technical standards that must be adhered to during the course of the Company's fabrication operations.

  Environmental

     The operations of the Company are also affected by numerous federal, state and local laws and regulations relating to protection of the environment. The requirements of these laws and regulations have become more complex, stringent and expensive in recent years, and may, in certain circumstances, impose strict liability, rendering a company liable for environmental damages and remediation costs without regard to negligence or fault on the part of such party. Aside from possible liability for damages and costs associated with releases of hazardous materials including oil into the environment, such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others or acts of the Company that were in compliance with all applicable laws at the time such acts were performed. Sanctions for noncompliance with these laws and regulations may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. The Company is not aware of any noncompliance with applicable environmental laws and regulations that would likely have a material adverse effect on the Company's business or financial conditions, and the Company does not currently anticipate any material adverse effect on its business or consolidated financial position as a result of future compliance with existing environmental laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. However, it is possible that changes in the environmental laws and regulations and enforcement policies thereunder, or claims for damages to persons, property, natural resources or the environment could result in substantial costs and liabilities to the Company, and thus there can be no assurance that the Company will not incur significant environmental compliance costs in the future. The Company's insurance policies provide liability coverage for sudden and accidental occurrences of pollution and cleanup and containment of the foregoing in amounts the Company believes are comparable to policy limits carried by other construction contractors in the offshore industry.

     The Oil Pollution Act of 1990 ("OPA"), as amended, and regulations promulgated pursuant thereto impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills. A "responsible party" includes the owner or operator of an onshore facility, pipeline, or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. Vessels subject to OPA other than tank vessels are subject to liability limits of the greater of $500,000 or $600 per gross ton. A party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction, or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, the liability limits likewise do not apply. Few defenses exist to the liability imposed under OPA. The OPA also imposes ongoing requirements on a responsible party including preparation of an oil spill contingency plan and proof of financial responsibility (to cover at least some costs in a potential spill) for vessels in excess of 300 gross tons. The Company believes that it currently has in place appropriate spill contingency plans and has established adequate proof of financial responsibility for its vessels.

     The Outer Continental Shelf Lands Act ("OCSLA") provides the federal government with broad discretion in regulating the release of offshore resources of oil and gas production. Because the Company's operations rely on offshore oil and gas exploration and production, if the government were to exercise its authority under OCSLA to restrict the availability of offshore oil and gas leases, such an action could have a material adverse effect on the Company's financial condition and the results of operations.

     The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), as amended, and comparable state laws impose liability for releases of hazardous substances into the environment. CERCLA currently exempts crude oil from the definition of hazardous substances for purposes of the statute, but the Company's operations may involve the use or handling of other materials that may be classified as hazardous substances. CERCLA assigns strict liability to each responsible party for all response and remediation costs, as well as natural resource damages. Few defenses exist to the liability imposed by CERCLA. The Company believes that it is in compliance with CERCLA and currently is not aware of any events that, if brought to the attention of regulatory authorities, would lead to the imposition of CERCLA liability against the Company.

  Health and Safety

     The Company's operations are also governed by laws and regulations relating to workplace and worker health, primarily the Occupational Safety and Health Act and the regulations promulgated thereunder. In addition, various other governmental and quasi-governmental agencies require the Company to obtain certain permits, licenses and certificates from time to time with respect to its operations. The Company believes it has all material permits, licenses and certificates necessary to the conduct of its existing business.

     Certain employees of the Company are covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime law, which laws operate to make the liability limits established by state workers' compensation laws inapplicable to these employees and, instead, permit them or their representatives to pursue actions against the Company for damages or job-related injuries, with generally no limitations on the Company's potential liability. The Company's ownership and operation of vessels can give rise to large and varied liability risks, such as risks of collisions with other vessels or structures, sinking, spills, fires and other marine casualties, which can result in significant claims for damages against both the Company and third parties for, among other things, personal injury, death, property and natural resource damage, pollution and loss of business.

RISK MANAGEMENT

     The Company's operations are subject to inherent risks of offshore and inland marine activity, including hazards such as vessels capsizing, sinking, grounding, colliding and sustaining damage from severe weather conditions. These hazards can cause personal injury or loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. The Company maintains such insurance protection as it deems prudent, including hull insurance. However, certain risks are either not insurable or insurance is available only at rates that the Company considers not to be economical. There can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all hazards to which the Company may be subject. A successful claim for which the Company is not fully insured could have a material adverse effect on the Company. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable.

INTELLECTUAL PROPERTY

     Although the Company's intellectual property rights are, in the aggregate, important to the Company's business, the Company believes its technical knowledge and experience, reputation and customer relationships are more important to its competitive position than any patents, licenses, trademarks or other intellectual property rights.

EMPLOYEES

     The size of the Company's work force, other than its clerical and administrative personnel, is variable and depends on the Company's workload at any particular time. As of February 28, 1998, the Company had approximately 758 employees. In addition, many workers are hired on a contract basis and are available to the Company on short notice. None of the Company's employees are covered by a collective bargaining agreement.

FORWARD-LOOKING STATEMENTS

     The Annual Report on Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts, included in this Annual Report on Form 10-K that relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, or other aspects of operating results are forward-looking statements. The Company cautions readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based. As noted elsewhere in this report, all phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company, and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

ITEM 2. PROPERTIES.

MARINE VESSELS AND EQUIPMENT

     The Company's fleet includes three multi-purpose vessels, three anchor barges and 15 spud barges. During March 1997, the Company acquired the M/V Discovery, a multi-purpose Panamanian flagged construction ship, for the purpose of expanding the capabilities of the Company's offshore pipeline testing operations. During February 1998, the Company expanded its oil and gas pipeline installation capabilities with the acquisition of the LB-207 pipelaying barge (now renamed the Vermilion Bay) from Essar Oil Ltd. The Vermilion Bay is currently in transport from India and is expected to be available for service in the Gulf of Mexico by May 1998.

     The following table describes the Company's principal marine vessels and construction equipment.

                                                  DIMENSIONS
          NAME                    TYPE              (FEET)                         FUNCTION
          ----                    ----          ---------------                    --------
M/V Discovery...........  Multi-purpose         270 x 42 x 19    Hydrostatic testing, pipeline jetting, diving
                          Construction Ship                      support, coring support; 8-point mooring
                          (Panamanian flagged)                   system; dynamic positioning system;
                                                                 accommodations for 54 persons
M/V Sea Level 21........  Multi-purpose         165 x 40 x 12    Hydrostatic testing, diving support, coring
                          Construction Ship                      support; 4-point mooring system;
                          (U.S. flagged)                         accommodations for 28 persons
M/V Sand Queen..........  Multi-purpose         96 x 24 x 7      Hydrostatic testing and diving support;
                          Utility Vessel (U.S.                   accommodations for 19 persons
                          flagged)
Vermilion Bay...........  Anchor Barge          350 x 60 x 22.5  Pipe laying (2"-48" diameter pipe) in 10(#)
                                                                 to 300(#) water depths; 8-point mooring
                                                                 system; accommodations for 211 persons
BH-400..................  Anchor Barge (U.S.    260 x 72 x 16    Pipe laying (2"-36" diameter pipe) in 10(#)
                          flagged)                               to 300(#) water depths; 8-point mooring
                                                                 system; accommodations for 90 persons
BH-300..................  Anchor Barge          185 x 45 x 9     Pipe laying (2"-36" diameter pipe) in 5(#) to
                                                                 40(#) water depths; 4-point mooring system
                                                                 and spuds
BH-203..................  Spud/Utility Barge    90 x 26 x 5      Pipeline repair, pipeline burial in 4(#) to
                                                                 25(#) water depths
BH-202..................  Spud/Bury Barge       100 x 32 x 5     Pipeline jetting, dredging in 5(#) to 25(#)
                                                                 water depths
BH-200..................  Spud/Bury Barge       120 x 30 x 7     Pipeline jetting, dredging in 5(#) to 25(#)
                                                                 water depths
BH-105..................  Spud/Anchor Barge     150 x 40 x 8     Pipe laying (2"-20" diameter pipe), dredging,
                                                                 pile driving in 5(#) to 100(#) water depths
BH-104..................  Spud Barge            110 x 34 x 6     Pipe laying (2"-20" diameter pipe), dredging,
                                                                 pile driving in 4(#) to 25(#) water depths
Woodson Marsh Pipelay                           140 x 38 x 7     Pipe laying (2"-48" diameter pipe) in 1(#) to
  Spread................  Three Interconnected  140 x 36 x 7     40(#) water depths
                          Spud Barges           140 x 36 x 7

FACILITIES

     Administration. The Company owns administrative buildings in Lafayette and Belle Chasse, Louisiana, and leases office space in New Iberia, Louisiana and in Houston, Texas.

     Construction Support Facilities. The Company's marine construction activities are supported by five onshore bases which provide administrative functions for projects and dock space for the Company's floating equipment with the ability to supply the vessels with provisions and fuel, and to perform maintenance and repairs to vessels and equipment. The facility located in Belle Chasse, Louisiana is owned by the Company. The facilities and dock frontage at Berwick and Delcambre, Louisiana, and Mobile Bay, Alabama are leased, with remaining lease terms ranging from month-to-month to 16 years.

     Fabrication Yards. The Company's fabrication operations are primarily conducted from three locations in Louisiana, one in New Iberia and two in the greater New Orleans area. The New Iberia fabrication facility includes approximately 14 acres of leased land and a 23,200 square foot fabrication shop which is supplied with automatic welding, heavy fabrication and material handling equipment. This fabrication yard, with waterfront docking and direct, deep channel access to the Gulf of Mexico, has specially designed concrete reinforcements and approximately 700 linear feet of water frontage. The Company is improving the fabrication yard to provide it with the ability to load out structures weighing up to 5,000 tons. The fabrication yard also has a rail spur, which provides it direct access to rail transportation.

     During the first quarter of 1998, the Company significantly expanded its fabrication operations through two separate lease transactions. During January 1998, long-term lease rights were secured to a shipyard in New Orleans capable of servicing deepwater drilling rigs, jack-ups, semi-submersibles and drill ships. This 29-acre yard is located at the intersection of the Intracoastal Waterway and the Michoud Canal. A 32-foot water depth is maintained at the site, which has no height or width restrictions and a maximum 3,000 feet of bulkhead dock space. During February 1998, the Company signed a long-term lease for a manufacturing facility located on an 18-acre site on the Inner Harbor Navigation Canal in eastern New Orleans. The site has 1,400 feet of waterfront and includes a covered, 68,000 square foot fabrication shop with eave height exceeding 40 feet and overhead crane capacity totaling 75 tons with a hook height of 28 feet.

     The Company also owns an 18,000 square foot fabrication facility situated on approximately two acres of land in Lafayette, Louisiana, and has an option to purchase a 10,000 square foot fabrication facility situated on approximately five acres of land in Belle Chasse, Louisiana.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is currently involved in two class action lawsuits for unspecified personal injury and property damages arising from events in October 1991 and January 1992 during the course of a pipeline installation project for a third party gas transmission company. One of the class actions, involving approximately 9,840 class members, entitled Rivera v. United Gas Pipeline Co., No. 28738, was instituted against Woodson Construction Company, Inc. on October 29, 1991 in the 40th Judicial District Court, Parish of St. John the Baptist, State of Louisiana, and the other class action, involving approximately 7,858 class members, entitled Husseiney v. United Gas Pipeline Co., No. 29089, was instituted on January 27, 1992 against Woodson Construction Company, Inc. in the 40th Judicial District Court, Parish of St. John the Baptist, State of Louisiana. The claims of 24 representative class members in each case were tried in 1995, and judgments were rendered against Woodson Construction Company, Inc., which were later affirmed by the court of appeal. In the Rivera lawsuit, five of the 24 representative plaintiffs were awarded compensatory damages of $7,500 in the aggregate, but punitive damages were denied. In the Husseiney lawsuit, compensatory damages of $18,589 and punitive damages of $9,500 in the aggregate were assessed against Woodson Construction Company, Inc. in favor of 16 of the 24 representative plaintiffs. In both lawsuits, the compensatory damages awarded are expected to be covered by the Company's insurance, but punitive damage awards are not expected to be covered by insurance. The compensatory and punitive damages awarded to the 16 representative class members varied according to the representatives' proximity to the incident and individual experience with respect to it. The amount of compensatory and punitive damages applicable to the remaining 7,834 class members who seek to adjudicate their damage claims will be litigated on an individual basis. Until those remaining damage claims are finally adjudicated, settled, dismissed or otherwise terminated, the total amount of the punitive damages to which the Company may be subject cannot reasonably be estimated, and there can be no assurance that it will not be materially adverse to the Company's financial position or results of operations. In July 1997, all parties involved applied to the Louisiana Supreme Court for further discretionary review of the existing judgments. In December 1997, the Louisiana Supreme Court declined to review the judgments in both cases.

     The Company is involved in various other lawsuits arising in the ordinary course of business, some of which involve substantial claims for damages. While the outcome of these other lawsuits cannot be predicted with certainty, management believes these other matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     Since October 30, 1997, the common stock of the Company (the "Common Stock") has been listed for trading on the Nasdaq National Market under the symbol "TCMS". The following table sets forth the range of high and low sale prices for the Common Stock for the periods indicated:

                                                                HIGH            LOW
                                                                ----            ---
1997
  Fourth quarter (from October 30)..........................    $28 7/8         $13
1998
  First quarter (through March 16, 1998)....................    $14 1/2         $ 8 13/16

     At March 16, 1998, there were approximately 2,200 stockholders of record of the Company's Common Stock. On March 16, 1998, the last reported sale price of the Common Stock on the Nasdaq National Market was $10 5/8 per share.

DIVIDENDS

     TCMS currently intends to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes, including future acquisitions, and does not anticipate paying any cash dividends on its Common Stock for the foreseeable future. Any future dividends will be at the discretion of the Board of Directors, after taking into account various factors, including, among others, the Company's financial condition, results of operations, cash flows from operations, current and anticipated cash needs and expansion plans, the income tax laws then in effect, the requirements of Delaware law, the restrictions currently imposed by the Credit Agreement and any restrictions that may be imposed by the Company's future credit arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

SALE OF UNREGISTERED SECURITIES

     The following information relates to securities of the Company issued or sold by the Company during the past year which were not registered under the Securities Act:

          (i) 2,142,441 shares of Common Stock were issued to the Founding Companies on closing of the Acquisitions and the initial public offering (the "Offering"). Shareholders of the Founding Companies have certain registration rights with respect to 1,975,775 shares of Common Stock received by them in the Acquisitions, subject to the one-year Lockup Period described below; and

          (ii) 1,256,000 shares of Common Stock which were issued to founders of TCMS and certain of its executive officers and consultants in conjunction with the Offering.

     All of the aforementioned shares, as well as: (1) an aggregate of 50,000 shares issuable pursuant to a warrant (the "MG Warrant") issued by TCMS to McFarland, Grossman & Company, Inc. ("MGCO"), a financial advisory firm that assisted the Company in connection with the Acquisitions and in arranging the Credit Agreement, and (2) an aggregate of 175,000 shares issuable pursuant to a warrant (the "Lender Warrant") issued by TCMS to Joint Energy Development Investments, Limited Partnership, an affiliate of Enron Capital & Trade Resources Corp., in connection with the Credit Agreement, may be resold publicly only following their effective registration under the Securities Act or pursuant to an exemption from the registration requirements of that act, such as Rule 144 thereunder.

     At the time of and in conjunction with the Offering, TCMS and its directors and executive officers, MGCO, J&D Capital Investments, L.C. (which is majority owned by G. Darcy Klug, a promoter of TCMS), all of TCMS' other current stockholders and all persons who received shares of Common Stock in connection with the Acquisitions (other than Common Stock issuable upon exercise of the Lender Warrant) agreed not to offer or sell any of those shares for a period of one year from October 31, 1997 (the "Lockup Period") without the prior written consent of Jefferies & Company, Inc., with the following exceptions: the Company may issue Common Stock in connection with future acquisitions, subject to certain conditions, and pursuant to awards under the 1997 Stock Option Plan.

ITEM 6. SELECTED FINANCIAL DATA.

     In accordance with the applicable accounting rules of the Securities and Exchange Commission (the "Commission"), Woodson Construction Company (collectively with three affiliated companies, "Woodson"), one of the Founding Companies, has been identified as the "accounting acquiror" for financial statement presentation purposes. Consequently, the Company's historical financial statements for periods ended on or before October 31, 1997, the effective date of the acquisitions of the Founding Companies for accounting purposes, are the consolidated historical financial statements of Woodson. As used in this discussion, the "Company" means (i) Woodson prior to October 31, 1997 and (ii) TCMS and its consolidated subsidiaries on that date and thereafter. The following selected historical financial information has been derived from the audited financial statements of the Company for each years presented. The summary financial information below should be read in conjunction with the historical financial statements and notes thereto included elsewhere herein.

                                                        YEAR ENDED DECEMBER 31
                                           ------------------------------------------------
                                            1993      1994      1995      1996       1997
                                           -------   -------   -------   -------   --------
                                                            (IN THOUSANDS)
HISTORICAL STATEMENT OF OPERATIONS:
  Revenues...............................  $14,302   $ 7,786   $18,075   $17,933   $ 57,517
  Cost of revenues.......................   10,909     5,874    12,716    13,561     46,507
  Selling, general and administrative
     expenses............................    2,991     3,011     2,672     2,968      6,309(1)
  Depreciation and amortization..........      831       728       574       562      2,102
                                           -------   -------   -------   -------   --------
  Operating income (loss)................     (429)   (1,827)    2,113       842      2,599
  Interest income (expense), net.........      (15)      (81)      (84)       51       (530)
  Other income, net......................      107        96        69       357        475
                                           -------   -------   -------   -------   --------
  Income (loss) before income taxes......     (337)   (1,812)    2,098     1,250      2,544
  Provision (benefit) for income taxes...     (141)       --       839       500      1,194(2)
  Cumulative effect of accounting
     change..............................      225        --        --        --         --
                                           -------   -------   -------   -------   --------
          Net income (loss)..............  $    29   $(1,812)  $ 1,259   $   750   $  1,350
                                           =======   =======   =======   =======   ========
BALANCE SHEET DATA:
  Working capital........................  $ 2,862   $ 1,402   $ 4,628   $ 3,803   $  3,439
  Total assets...........................    8,764     6,997     9,007     9,157    171,817
  Total debt, including current
     portion.............................      282       755        19       679     15,991
  Stockholders' equity...................    7,335     5,609     7,616     7,718    115,145

---------------

(1) Includes a $2.2 million non-cash compensation charge related to the issuance of shares of Common Stock to management of the Company.

(2) Represents pro forma provision for income taxes. See Note 2 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto and "Selected Financial Data" appearing elsewhere in this Annual Report on Form 10-K. The following information contains forward-looking statements. For a discussion of certain limitations inherent in such statements, see
"Business -- Forward-Looking Statements."

INTRODUCTION

     The Company's revenues are primarily derived from providing services related to pipeline installation and repair, hydrostatic testing and commissioning of pipelines, and fabrication and refurbishment of components for oil and gas production platforms and drilling rigs. To a lesser extent, the Company generates revenue from (i) the manufacture and sale of amphibious undercarriages for marine construction equipment used in stump-studded swamp terrain and (ii) onshore environmental site assessments and on-site remediation of petroleum-contaminated areas.

     Most of the Company's services are provided under fixed-priced contracts and are generally completed within one year. These contracts are usually accounted for using the percentage-of-completion method of accounting. Under this method, the percentage-of-completion is determined by comparing contract costs incurred to date with total estimated contract costs. Any significant revision in cost and income estimates is reflected in the accounting period in which the facts that require the revision become known. Income is recognized by applying the percentage completed to the projected total income for each contract in progress. Cost of revenues consist of direct material, labor and subcontracting costs and indirect costs related to contract performance, such as indirect labor, supplies and tools. Cost of revenues also include the manufacturing costs related to the amphibious undercarriages sold and costs associated with the services provided for site assessments and remediation activities. Selling, general and administrative expenses have historically consisted primarily of compensation and benefits to owners as well as to sales and administrative employees, fees for professional services and other general office expenses. Selling, general and administrative expenses have also historically included incentive and discretionary bonuses paid to owners, including amounts paid in lieu of S corporation distributions to enable them to meet their income tax obligations.

     This Annual Report on Form 10-K and Management's Discussion and Analysis of Results of Operations and Financial Condition include certain forward-looking statements, which are identified by the use of the words "believes", "expects" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect the Company's operating results and could cause the Company's actual results to differ materially from the results implied by these or any other forward-looking statements made by, or on behalf of the Company. There can be no assurance that future results will meet expectations. These important factors, risks and uncertainties include, but are not limited to, those described in the following paragraphs and in the discussion above in this Annual Report under the heading "Business".

     The marine construction industry along the U. S. Gulf Coast is highly seasonal as a result of weather conditions, the availability of daylight hours and the timing of capital expenditures by oil and gas companies. Historically, the Founding Companies have performed a substantial portion of their services during the period from March through November, and, therefore, a disproportionate portion of their contract revenues, gross profit and net income generally has been earned during the second and third quarters of the calendar year. Because of this seasonality, the Company's future full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

     Additionally, the Company's results of operations will also be affected by the level of oil and gas exploration and development activity maintained by oil and gas companies in the Gulf of Mexico. The level of exploration and development activity is related to several factors, including trends of oil and gas prices, exploration and production companies' expectations of future oil and gas prices, and changes in technology which reduce costs and improve expected returns on investment.

     Certain risks are definitely inherent under contracts which are priced on a fixed-price basis. The revenues, costs and gross profit realized on a contract will often vary from the estimated amounts for various reasons, including errors in estimates or bidding, changes in the availability and cost of labor and material and variations in productivity from the original estimates. These variations and the risks inherent in the marine construction industry may result in revenues and gross profits different from those originally estimated and can result in reduced profitability or losses on projects.

     In accordance with the applicable accounting rules of the Commission, Woodson Construction Company (collectively with three affiliated companies, "Woodson") has been identified as the "accounting acquiror" for financial statement presentation purposes. Consequently, the Company's historical financial statements for periods ended on or before October 31, 1997, the effective date of the acquisitions of the Founding Companies for accounting purposes, are the consolidated historical financial statements of Woodson. As used in this discussion, the "Company" means (i) Woodson prior to October 31, 1997 and (ii) TCMS and its consolidated subsidiaries on that date and thereafter.

RESULTS OF OPERATIONS -- THE COMPANY

     The following table sets forth certain selected financial data of the Company and that data as a percentage of the Company's revenues for the periods indicated (dollars in thousands):

                                                  YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------
                                         1995              1996              1997
                                    ---------------   ---------------   ---------------
Revenues..........................  $18,075   100.0%  $17,933   100.0%  $57,517   100.0%
Cost of revenues..................   12,716    70.4%   13,561    75.6%   46,507    80.9%
Selling, general and
  administrative expenses.........    2,672    14.8%    2,968    16.6%    6,309    11.0%
Depreciation and amortization.....      574     3.2%      562     3.1%    2,102     3.7%
                                    -------   -----   -------   -----   -------   -----
Operating income..................    2,113    11.7%      842     4.7%    2,599     4.5%
Interest income (expense), net....      (84)   (0.5)%      51     0.3%     (530)   (0.9)%
Other income, net.................       69     0.4%      357     2.0%      475     0.8%
                                    -------   -----   -------   -----   -------   -----
Income before income taxes........    2,098    11.6%    1,250     7.0%    2,544     4.4%
Provision for income taxes(1).....      839     4.6%      500     2.8%    1,194     2.1%
                                    -------   -----   -------   -----   -------   -----
  Net income......................  $ 1,259     7.0%  $   750     4.2%  $ 1,350     2.3%
                                    =======   =====   =======   =====   =======   =====

---------------

(1) Represents pro forma provision for income taxes. See Note 2 to the consolidated financial statements.

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Revenues. Revenues increased $39.6 million, or 220.7%, from $17.9 million for the year ended December 31, 1996 to $57.5 million for the year ended December 31, 1997. Approximately $14.0 million of the increase in revenues was attributable to the acquisitions of the Founding Companies on November 4, 1997. The remaining increase was primarily attributable to higher pipeline construction revenues resulting from improved market activity in 1997.

     Cost of revenues. Cost of revenues increased $32.9 million, or 242.9%, from $13.6 million for the year ended December 31, 1996 to $46.5 million for the year ended December 31, 1997. The increase in cost of revenues was consistent with the revenue increase. As a percentage of revenues, cost of revenues increased to 80.9% during 1997 from 75.6% for 1996. The increase was due primarily to lower margins achieved during 1997 on projects that were considerably larger in size and scope than in 1996.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $3.3 million, or 112.6%, for the year ended December 31, 1997 compared to the 1996 period. The single largest component of the increase was a $2.2 million non-cash compensation charge reflected during the fourth quarter of 1997 related to the issuance of shares of Common Stock to management of the Company. As a percentage of revenues, selling, general and administrative expenses (exclusive of the non-cash compensation charge) were 7.1% during 1997, compared to 16.6% during 1996. The percentage decrease was primarily due to the significant increase in revenues without a commensurate increase in overhead expenses.

     Depreciation and amortization. Depreciation and amortization expenses increased $1.5 million, or 274.0%, from $0.6 million for the year ended December 31, 1996 to $2.1 million for the year ended December 31, 1997. The increase was due to: (1) additional property, plant and equipment placed in service during late 1996 and early 1997, and (2) the acquisition of equipment owned by the Founding Companies effective November 4, 1997 under the purchase method of accounting.

     Interest income (expense), net. Interest expense, net of interest income totaled $0.5 million during the year ended December 31, 1997, as compared to net interest income of $0.05 million during 1996. The significant increase was due to: (1) higher average debt levels resulting from drawdowns on the corporate revolver after the completion of the Offering, and (2) amortization of debt issuance costs related to the credit agreement, Lender Warrant, and MGCO Warrant. See "Liquidity and Capital Resources -- The Company" below for discussion of credit agreement and related financings.

     Other income, net. During 1996 and 1997, other income, net consisted primarily of gains recognized on the sale of available-for-sale securities.

  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Revenues. Revenues totaling $17.9 million for the year ended December 31, 1996 were virtually unchanged from the 1995 results as a $0.7 million decline in environmental services revenues resulting from less work with the Louisiana Department of Environmental Quality was offset by a $0.6 million increase in revenues from sales of amphibious undercarriages.

     Cost of revenues. Cost of revenues increased $0.8 million, or 6.6%, in 1996 compared to 1995. The increase was primarily due to additional maintenance costs during equipment downtime. As a percentage of revenue, cost of revenues was 75.6% in 1996 compared to 70.4% in 1995.

     Selling, general and administrative expenses. Selling, general and administrative expenses totaling $3.0 million reflected an increase of $0.3 million, or 11.1%, in 1996 compared to 1995. The increase was primarily due to a one-time bonus paid to officers and the employment of a safety consultant. As a percentage of revenues, selling, general and administrative expenses were 16.6% in 1996 compared to 14.8% in 1995.

     Depreciation and amortization. Depreciation and amortization expenses were essentially unchanged for 1996 compared to 1995.

LIQUIDITY AND CAPITAL RESOURCES -- THE COMPANY

     On November 4, 1997, TCMS completed the Offering, which involved the issuance of 5,750,000 shares of Common Stock at a price of $18.00 per share (before deducting underwriting discounts and commissions), including 750,000 shares pursuant to an over-allotment option granted by the Company to the underwriters in connection with the Offering. The net proceeds to TCMS after deducting underwriter discounts and commissions totaled $94.7 million, of which $85.7 million was used to pay the cash portion of the purchase prices relating to the Acquisitions with the remainder being used to pay certain indebtedness of the Founding Companies.

     The Company generated $5.8 million in net cash from operating activities during the year ended December 31, 1997. Net cash used in investing activities totaled approximately $96.2 million, principally for the cash purchase price of the Acquisitions as noted above. Reflecting the net proceeds from the Offering, net cash provided by financing activities totaled $91.7 million. At December 31, 1997, the Company had working capital of $3.4 million, including $2.5 million in current maturities of long-term debt.

     The Company generated $2.7 million in net cash from operating activities in the year ended December 31, 1996. Net cash used in investing activities was approximately $1.8 million, principally for capital expenditures. Net cash used in financing activities was $0.6 million, primarily for the payment of dividends. At December 31, 1996, the Company had working capital of $3.8 million, including $0.7 million in short-term borrowings.

     On October 28, 1997, TCMS entered into a credit agreement (the "Credit Agreement") with Joint Energy Development Investments, Limited Partnership, an affiliate of Enron Capital & Trade Resources Corp. (the "Lender"). The Credit Agreement extends through October 1999 and provides for borrowings up to $75.0 million, with the initial borrowing availability being $50.0 million (the "Initial Availability") and the remaining $25.0 million being made available from time to time and in such amounts as the Lender shall determine in its sole discretion. The Credit Agreement is divided into two tranches: (a) a senior secured revolving credit facility (the "Revolving Credit Facility"), providing for borrowings of up to $60.0 million ($40.0 million of which comprises part of the Initial Availability) and (b) $15.0 million of senior subordinated term loan borrowings (the "Term Loan Facility"), of which $10.0 million comprises the remainder of the Initial Availability. During 1997, borrowings were only made under the Revolving Credit Facility and the outstanding balance totaled $10.0 million at December 31, 1997.

     At December 31, 1997, the Company had commitments of $0.7 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures through cash flow from operations and, if necessary, additional borrowings under the Credit Agreement.

     The Company intends to continue pursuing attractive corporate and asset acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. The Company expects to fund future acquisitions through the issuance of additional equity as well as through a combination of working capital, cash flow from operations and borrowings, including borrowings under the Credit Agreement.

     The Company is, from time to time, exposed to various contingencies arising in the ordinary course of business, including, among others, legal actions arising from accidents and other events resulting from the operational risks inherent in the marine construction business. For a discussion of two class action lawsuits involving large claims for compensatory and punitive damages against one of the Founding Companies arising from events that occurred during the course of a pipeline installation project for a third party gas transmission company (and as to which the total amount of damages to which the Company may have exposure cannot reasonably be estimated at this time), see
"Business -- Legal Proceedings." There can be no assurance that these lawsuits or other legal actions or contingencies that may arise in the future will not have a material adverse effect on the Company's business, financial condition, results of operations and liquidity.

YEAR 2000

     The Company is now assessing the potential impact of the situation commonly referred to as the "Year 2000 Problem." The Year 2000 Problem, which is common to most organizations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information related to the year 2000 and beyond. The Company is currently evaluating the expected cost to be incurred in connection with the Year 2000 Problem.

INFLATION

     Inflation has not had a material impact on the Company's results of operations for the last three years.

INDIVIDUAL FOUNDING COMPANIES

     The selected historical financial information presented in the tables below for the fiscal years of the individual Founding Companies is derived from the respective audited financial statements of the individual Founding Companies included elsewhere herein. The following discussion should be read in conjunction with the separate company financial statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS -- CSI

     The following table presents certain selected data (and that data as a percentage of revenue) of CSI on a historical basis for the periods indicated (dollars in thousands):

                                                                                                   SIX MONTHS ENDED
                                                                                                       JUNE 30
                                                                                               ------------------------
                                           1994(1)            1995(1)            1996(2)             1996         1997
                                        --------------    ----------------   ---------------   ----------------   -----
                                                                                                     (UNAUDITED)
Revenue...............................  $5,331   100.0%   $5,226     100.0%  $8,447   100.0%   $3,815    100.0%   $9,606
Costs and expenses:
  Cost of revenue.....................   2,964    55.6     3,334      63.8   5,264      62.3    2,463      64.6   5,651
  Selling, general and administrative
    expenses..........................   1,725    32.4     2,285      43.7   2,435      28.8    1,160      30.4   1,270
Depreciation and amortization.........     288     5.4       269       5.1     359       4.3      202       5.3     245
                                        ------   -----    ------    ------   -----    ------   ------    ------   -----
Operating income (loss)...............  $  354    6.6%    $ (662)    (12.7)%  $389      4.7%   $  (10)     (0.3)% $2,440
                                        ======   =====    ======    ======   =====    ======   ======    ======   =====

---------------

(1) The financial information is presented for the twelve months ended May 31.

(2) Reflects results of operations for the twelve months ended December 31, 1996.

  CSI's results for the six months ended June 30, 1997 compared to the six months ended June 30, 1996

     Revenue. Revenue increased $5.8 million, or 152%, for the six months ended June 30, 1997 compared to the corresponding period in the prior year. The increase was primarily due to the additional revenue generated by the M/V Discovery, which was acquired in early January 1997.

     Cost of revenue. Cost of revenue increased $3.2 million, or 129%, for the six months ended June 30, 1997 compared to the corresponding period in the prior year. The increase was primarily due to costs associated with the operation of the M/V Discovery. As a percentage of revenue, cost of revenue was 58.8% for the six months ended June 30, 1997 compared to 64.6% for the corresponding period in the prior year. The decrease as a percentage of revenue was due to increased marine construction activity.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.1 million, or 9.5%, for the six months ended June 30, 1997 compared to the corresponding period in the prior year. As a percentage of revenue, selling, general and administrative expenses were 13.2% for the six months ended June 30, 1997 compared to 30.4% for the corresponding period in the prior year. The percentage decrease was primarily attributable to the significant increase in revenue relating to the M/V Discovery without a commensurate increase in overhead expenses.

     Depreciation and amortization. Depreciation and amortization expenses increased $43,000, or 21.3%, for the six months ended June 30, 1997 compared to the corresponding period in the prior year. The increase was related to the acquisition of, and improvements to, the M/V Discovery.

  CSI's results for the year ended December 31, 1996 compared to the year ended May 31, 1995

     Revenue. Revenue increased $3.2 million, or 61.3%, in 1996 compared to the 1995 period. The increase was primarily due to an increase in marine construction activity in the Gulf of Mexico.

     Cost of revenue. Cost of revenue increased $1.9 million, or 57.9%, in 1996 compared to the 1995 period. The increase in cost of revenue was primarily due to the corresponding increase in revenue and related direct costs resulting from the increased activity. As a percentage of revenue, cost of revenue was 62.3% in 1996 compared to 63.8% in the 1995 period.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.2 million, or 6.6%, in 1996 compared to the 1995 period. As a percentage of revenue, selling, general and administrative expenses were 28.8% in 1996 compared to 43.7% in the 1995 period. The percentage decrease was primarily due to the significant increase in revenue experienced in 1996 without a commensurate increase in overhead expenses.

     Depreciation and amortization. Depreciation and amortization expenses increased $0.1 million, or 33.5%, for 1996 compared to the 1995 period. The increase was related to additions of property, plant and equipment in 1995 and 1996.

  CSI's results for the year ended May 31, 1995 compared to the year ended May 31, 1994

     Revenue. Revenue decreased nominally in 1995 compared to the 1994 period.

     Cost of revenue. Cost of revenue increased $0.4 million, or 12.5%, in 1995 compared to the 1994 period. As a percentage of revenue, cost of revenue was 63.8% in 1995 compared to 55.6% in the 1994 period. The percentage increase was primarily due to lower margins on contracts for hydrostatic testing services performed in the 1995 period, resulting from price discounting.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.6 million, or 32.5%, in 1995 compared to the 1994 period. The increase was primarily due to an expansion of the administrative staff and the payment of a one-time bonus of $100,000 to CSI's principal officers. As a percentage of revenue, selling, general and administrative expenses were 43.7% in 1995 compared to 32.4% in the 1994 period.

     Depreciation and amortization. Depreciation and amortization expenses were essentially unchanged in 1995 compared to the 1994 period.

  CSI's results for the seven months ended December 31, 1995

     The following table presents certain selected data (and that data as a percentage of revenue) of CSI on a historical basis for the period indicated (dollars in thousands):

                                                                SEVEN MONTHS
                                                                    ENDED
                                                                DECEMBER 31,
                                                                    1995
                                                               ---------------
Revenue.....................................................   $6,041    100.0%
Costs and expenses:
  Cost of revenue...........................................    3,010     49.8
  Selling, general and administrative expenses..............    1,282     21.2
  Depreciation and amortization.............................      177      3.0
                                                               ------    -----
Operating income............................................   $1,572     26.0%
                                                               ======    =====

     Revenue. Revenue for the seven months ended December 31, 1995 included three significant high-margin jobs totaling $2.5 million, or 41.4% of the total revenue for the period. These unusually high-margin, short-duration jobs were bid on the basis of standard rental rates and included substantially higher built-in margins compared to competitive bid projects.

     Cost of revenue. As a percentage of revenue, cost of revenue was 49.8%, compared to 63.8% for the twelve months ended May 31, 1995. The decrease as a percentage of revenue was due primarily to the higher-margin jobs included in the job mix in the seven-month period.

     Selling, general and administrative expenses. As a percentage of revenue, selling, general and administrative expenses were 21.2%, compared to 43.7% for the twelve months ended May 31, 1995. The seven months represented an active period during which revenues increased substantially while selling, general and administrative expenses remained relatively constant.

     Depreciation and Amortization. On a per-month basis, depreciation and amortization expenses were relatively constant in the seven months ended December 31, 1995 and the twelve months ended May 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES -- CSI

     CSI generated $0.5 million in net cash from operating activities during the six months ended June 30, 1997. Net cash used in investing activities was $3.8 million, with $4.2 million used for capital expenditures being offset partially by the sale of certain investments that generated net proceeds of $0.4 million. Net cash provided by financing activities was approximately $3.7 million, principally related to the issuance of notes payable. At June 30, 1997, CSI had working capital of $2.1 million and $5.8 million of debt outstanding (of which $1.1 million was classified as current). Long-term debt consisted of a $3.4 million mortgage note on the M/V Discovery and three bank notes aggregating $1.9 million.

     CSI generated $1.2 million in net cash from operating activities during the year ended December 31, 1996. Net cash used in investing activities was approximately $0.2 million, principally for capital expenditures, which was offset by proceeds from sales of investments. Net cash used in financing activities was $1.2 million, which included borrowings of $2.5 million and repayments of $1.2 million and purchase of treasury stock for $2.3 million. At December 31, 1996, CSI had working capital of $1.7 million and $2.1 million of debt outstanding.

RESULTS OF OPERATIONS -- HBH

     The following table presents certain selected data (and that data as a percentage of revenue) of HBH on a historical basis for the periods indicated (dollars in thousands):

                                                                                               SIX MONTHS ENDED
                                              YEAR ENDED DECEMBER 31,                               JUNE 30
                                ----------------------------------------------------   ---------------------------------
                                     1994              1995               1996              1996              1997
                                ---------------   ---------------    ---------------   ---------------   ---------------
                                                                                                  (UNAUDITED)
Revenue.......................  $15,261   100.0%  $14,771   100.0%   $36,873   100.0%  $19,062   100.0%  $23,850   100.0%
Costs and expenses:
  Cost of revenue.............   12,585    82.4    16,803   113.7     33,727    91.5    16,343    85.7    19,394    81.3
  Selling, general and
    administrative expenses...      929     6.1       867     5.9      1,000     2.7       484     2.5       671     2.8
  Depreciation and
    amortization..............      503     3.3       871     5.9      1,482     4.0       719     3.8       750     3.2
                                -------   -----   -------   -----    -------   -----   -------   -----   -------   -----
  Operating income (loss).....  $ 1,244     8.2%  $(3,770)  (25.5)%  $   664     1.8%  $ 1,516     8.0%  $ 3,035    12.7%
                                =======   =====   =======   =====    =======   =====   =======   =====   =======   =====

  HBH's results for the six months ended June 30, 1997 compared to the six months ended June 30, 1996

     Revenue. Revenue increased $4.8 million, or 25.1%, for the six months ended June 30, 1997 compared to the corresponding period in the prior year. The revenue increase was attributable to improved pipeline construction activity in 1997, with two major projects contributing $16.8 million in revenue.

     Cost of revenue. Cost of revenue increased $3.1 million, or 18.7%, for the six months ended June 30, 1997 compared to the corresponding period in the prior year. The increase was primarily attributable to costs related to the higher level of activity in pipeline construction in 1997. Improved pricing and less subcontracting costs as a percentage of overall cost on the major projects in the current period have contributed to higher margins. As a percentage of revenue, cost of revenue was 81.3% for the six months ended June 30, 1997 compared to 85.7% for the corresponding period in the prior year.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.2 million, or 38.6%, for the six months ended June 30, 1997 compared to the corresponding period in the prior year. The increase was primarily attributable to accruals of performance bonuses in 1997, which were partially offset by the elimination of consulting fees paid in 1996 to HBH's former sole shareholder. As a percentage of revenue, selling, general and administrative expenses were 2.8% for the six months ended June 30, 1997 compared to 2.5% for the corresponding period in the prior year.

     Depreciation and amortization. Depreciation and amortization expenses increased $31,000, or 4.3%, for the six months ended June 30, 1997 compared to the corresponding period in the prior year due to additions to its property, plant and equipment.

  HBH's results for 1996 compared to 1995

     Revenue. Revenue increased $22.1 million, or 150%, in 1996 compared to 1995. The increase was due primarily to full year operating results of the BH-400, which was placed in service in October 1995, and the completion of a large pipeline installation project which generated $13.0 million in revenue.

     Cost of revenue. Cost of revenue increased $16.9 million, or 101%, in 1996 compared to 1995. The increase was primarily attributable to direct costs, such as labor, associated with the operations of the BH-400. As a percentage of revenue, cost of revenue was 91.5% in 1996 compared to 113.7% in 1995.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.1 million, or 15.3%, in 1996 compared to 1995. The increase was primarily attributable to increased salaries. As a percentage of revenue, selling, general and administrative expenses were 2.7% in 1996 compared to 5.9% in 1995.

     Depreciation and amortization. Depreciation and amortization expenses increased $0.6 million, or 70.2%, in 1996 compared to 1995, due primarily to the acquisition of the BH-400 in October 1995.

  HBH's results for 1995 compared to 1994

     Revenue. Revenue decreased $0.5 million, or 3.2%, in 1995 compared to 1994. The decrease was due primarily to the completion of a large pipeline installation project in 1994, which generated $5.6 million in revenue.

     Cost of revenue. Cost of revenue increased $4.2 million, or 33.5%, in 1995 compared to 1994. The increase was primarily attributable to the late delivery of the BH-400, which delayed the start of two fixed-price contract jobs, thereby increasing costs relating to standby time, weather downtime and sub-contract services. As a percentage of revenue, cost of revenue was 114% in 1995 compared to 82.5% in 1994.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.1 million, or 6.7%, in 1995 compared to 1994. The decrease was primarily attributable to the payment of performance bonuses in 1994. As a percentage of revenue, selling, general and administrative expenses were 5.9% in 1995 compared to 6.1% in 1994.

     Depreciation and amortization. Depreciation and amortization expenses increased $0.4 million, or 73.2%, in 1995 compared to 1994, due primarily to the acquisition of the BH-400 in October 1995 and other additions to property, plant and equipment in 1994 and 1995.

LIQUIDITY AND CAPITAL RESOURCES -- HBH

     HBH generated $1.2 million in net cash from operating activities during the six months ended June 30, 1997. Net cash used in investing activities was $0.3 million, principally for capital expenditures. Net cash used in financing activities was $0.9 million, which included $20.2 million proceeds from a bank line of credit and $21.2 million of repayments. At June 30, 1997, HBH had a working capital deficit of $0.2 million, including $1.5 million of current maturities of debt.

     HBH generated $0.1 million in net cash from operating activities during the year ended December 31, 1996. Net cash provided by investing activities was approximately $0.1 million, principally for capital expenditures of $1.0 million which was offset by $0.9 million of collections on notes. Net cash used in financing activities was $0.1 million, which included $29.0 million of borrowings throughout the year under a bank line of credit, $0.6 million from subordinated debt and $0.3 million from capital contributions from HBH's sole shareholder, together with debt repayments throughout the year of $30.5 million. At December 31, 1996, HBH had a working capital deficit of $3.5 million, including $2.4 million of current maturities of debt.

RESULTS OF OPERATIONS -- RFCNI

     The following table presents certain selected data (and that data as a percentage of revenue) of RFCNI on a historical basis for the periods indicated (dollars in thousands):

                                                                                                SIX MONTHS ENDED
                                                  YEAR ENDED DECEMBER 31                             JUNE 30
                                    --------------------------------------------------   -------------------------------
                                         1994              1995              1996             1996             1997
                                    ---------------   ---------------   --------------   --------------   --------------
                                                                                                   (UNAUDITED)
Revenue...........................  $5,611    100.0%  $10,497   100.0%  $9,730   100.0%  $3,159   100.0%  $4,536   100.0%
Costs and expenses:
  Cost of revenue.................   4,715     84.0     9,426    89.8    8,260    84.9    2,708    85.7    3,825    84.3
  Selling, general and
    administrative expenses.......     650     11.6       698     6.7      885     9.1      363    11.5      674    14.9
Depreciation and amortization.....      16       .3        15      .1       12      .1        8      .3        8      .2
                                    ------   ------   -------   -----   ------   -----   ------   -----   ------   -----
Operating income..................  $  230      4.1%  $   358     3.4%  $  573     5.9%  $   80     2.5%  $   29     0.6%
                                    ======   ======   =======   =====   ======   =====   ======   =====   ======   =====

  RFCNI's results for the six months ended June 30, 1997 compared to the six months ended June 30, 1996

     Revenue. Revenue increased $1.4 million, or 43.6%, in the six months ended June 30, 1997 compared to the corresponding period in the prior year. Revenue from general fabrication work increased $0.8 million and revenue from fabrication of sewage treatment units increased $0.6 million for the 1997 period.

     Cost of revenue. Cost of revenue increased $1.1 million, or 41.2%, for the six months ended June 30, 1997 compared to the corresponding period in the prior year. As a percentage of revenue, cost of revenue was 84.3% for the six months ended June 30, 1997 compared to 85.7% for the corresponding period in the prior year.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.3 million, or 85.7%, for the six months ended June 30, 1997 compared to the corresponding period in the prior year. The increase was primarily attributable to higher levels of marketing personnel and related costs. As a percentage of revenue, selling, general and administrative expenses were 14.9% for the six months ended June 30, 1997 compared to 11.5% for the corresponding period in the prior year.

     Depreciation and amortization. Depreciation and amortization expenses were unchanged for the period ended June 30, 1997 compared to the corresponding period in the prior year.

  RFCNI's results for 1996 compared to 1995

     Revenue. Revenue decreased $0.8 million, or 7.3%, in 1996 compared to 1995. The decrease was due primarily to the completion of a large deck and jacket fabrication project in 1995, which generated $4.7 million in revenue.

     Cost of revenue. Cost of revenue decreased $1.2 million, or 12.4%, in 1996 compared to 1995. The decrease was primarily attributable to less subcontracting of fabrication work in 1995 compared to 1996. As a percentage of revenue, cost of revenue was 84.9% in 1996 compared to 89.8% in 1995.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.2 million, or 26.8%, in 1996 compared to 1995. The increase was primarily attributable to an increase in payroll and related costs due to personnel added to expand RFCNI's marketing capabilities. As a percentage of revenue, selling, general and administrative expenses were 9.1% for 1996 compared to 6.7% in 1995.

     Depreciation and amortization. Depreciation and amortization expenses were essentially unchanged in 1996 compared to 1995.

  RFCNI's results for 1995 compared to 1994

     Revenue. Revenue increased $4.9 million, or 87.1%, in 1995 compared to 1994. The increase was due primarily to revenue generated from a large deck and jacket fabrication project in 1995, which generated $4.7 million in revenue.

     Cost of revenue. Cost of revenue increased $4.7 million, or 99.9%, in 1995 compared to 1994. The increase was primarily attributable to high material procurement costs associated with the above-mentioned deck and jacket fabrication project. As a percentage of revenue, cost of revenue was 89.8% in 1995 compared to 84.0% in 1994.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $48,000, or 7.4%, in 1995 compared to 1994. As a percentage of revenue, selling, general and administrative expenses were 6.7% in 1995 compared to 11.6% in 1994.

     Depreciation and amortization. Depreciation and amortization expenses were essentially unchanged in 1995 compared to 1994.

LIQUIDITY AND CAPITAL RESOURCES -- RFCNI

     RFCNI generated $0.7 million in net cash from operating activities during the six months ended June 30, 1997. Net cash used in investing activities was minimal. At June 30, 1997, RFCNI had working capital of $0.5 million and no debt outstanding.

     RFCNI used $0.6 million in net cash from operating activities during the year ended December 31, 1996. Net cash provided from investing activities was approximately $0.1 million, principally from collections of debt from related parties. Net cash used in financing activities was $0.2 million, primarily for dividend payments to RFCNI's sole shareholder. At December 31, 1996, RFCNI had working capital of $0.5 million and no debt outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
HISTORICAL FINANCIAL STATEMENTS:
  TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES:
     Report of Independent Public Accountants...............   23
     Consolidated Balance Sheets............................   24
     Consolidated Statements of Operations..................   25
     Consolidated Statements of Stockholders' Equity........   26
     Consolidated Statements of Cash Flows..................   27
     Notes to Consolidated Financial Statements.............   28
  TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARY:
     Report of Independent Public Accountants...............   43
     Consolidated Balance Sheets............................   44
     Consolidated Statements of Operations..................   45
     Consolidated Statements of Stockholders' Equity
      (Deficit).............................................   46
     Consolidated Statements of Cash Flows..................   47
     Notes to Consolidated Financial Statements.............   48
FOUNDING COMPANIES:
  THE WOODSON COMPANIES
     Report of Independent Public Accountants...............   53
     Combined Balance Sheets................................   54
     Combined Statements of Operations......................   55
     Combined Statements of Shareholders' Equity............   56
     Combined Statements of Cash Flows......................   57
     Notes to Combined Financial Statements.................   58
  THE CSI COMPANIES
     Report of Independent Public Accountants...............   67
     Combined Balance Sheets................................   68
     Combined Statements of Operations......................   69
     Combined Statements of Owners' Equity..................   70
     Combined Statements of Cash Flows......................   71
     Notes to Combined Financial Statements.................   72
  HBH, INC.
     Independent Auditors' Report...........................   79
     Balance Sheets.........................................   80
     Statements of Operations...............................   81
     Statements of Shareholder's Equity (Deficit)...........   82
     Statements of Cash Flows...............................   83
     Notes to Financial Statements..........................   84
  THE RED FOX COMPANIES OF NEW IBERIA, INC.
     Report of Independent Public Accountants...............   89
     Balance Sheets.........................................   90
     Statements of Operations...............................   91
     Statements of Shareholder's Equity.....................   92
     Statements of Cash Flows...............................   93
     Notes to Financial Statements..........................   94

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the stockholders of TransCoastal Marine Services, Inc. and subsidiaries:

     We have audited the accompanying consolidated balance sheets of TransCoastal Marine Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransCoastal Marine Services, Inc. and subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period then ended, in conformity with generally accepted accounting principles.

     As discussed in Note 1, the accompanying consolidated financial statements reflect the Company on a historical basis with the Woodson Companies ("Woodson") as the accounting acquiror.

ARTHUR ANDERSEN LLP

Houston, Texas
February 24, 1998

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                 DECEMBER 31
                                                              -----------------
                                                               1996      1997
                                                              ------   --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $1,117   $  2,416
  Contracts and accounts receivable.........................   1,418     19,214
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................      --      3,272
  Available-for-sale securities, at fair value..............   1,603        131
  Other current assets......................................   1,104      2,833
                                                              ------   --------
          Total current assets..............................   5,242     27,866
PROPERTY, PLANT AND EQUIPMENT, net..........................   2,956     66,907
GOODWILL, net of amortization of $-- and $275,
  respectively..............................................      --     70,757
OTHER NONCURRENT ASSETS.....................................     959      6,287
                                                              ------   --------
          Total assets......................................  $9,157   $171,817
                                                              ======   ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings.....................................  $  229   $     --
  Notes payable to stockholders.............................     450         --
  Current maturities of long-term debt......................      --      2,520
  Accounts payable..........................................     510     12,105
  Accrued expenses..........................................     250      7,860
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................      --      1,651
  Deferred income taxes payable.............................      --        291
                                                              ------   --------
          Total current liabilities.........................   1,439     24,427
LONG-TERM DEBT, net of current maturities...................      --     13,471
DEFERRED INCOME TAXES.......................................      --     18,774
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 2,000,000 shares
     authorized, none issued and outstanding................      --         --
  Common stock, $.001 par value, 20,000,000 shares
     authorized, 2,006,331 and 8,898,441 shares issued and
     outstanding at December 31, 1996 and 1997,
     respectively...........................................       2          9
  Restricted common stock, $.001 par value, 3,000,000 shares authorized, none and 250,000 shares issued and
     outstanding at December 31, 1996 and 1997,
     respectively...........................................      --         --
  Additional paid-in capital................................     122    128,375
  Retained earnings (deficit)...............................   7,275    (13,277)
  Net unrealized gain on available-for-sale securities, net
     of deferred income taxes...............................     319         38
                                                              ------   --------
          Total stockholders' equity........................   7,718    115,145
                                                              ------   --------
          Total liabilities and stockholders' equity........  $9,157   $171,817
                                                              ======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31
                                                              -----------------------------
                                                               1995       1996       1997
                                                              -------    -------    -------
REVENUES....................................................  $18,075    $17,933    $57,517
COSTS AND EXPENSES:
  Cost of revenues..........................................   12,716     13,561     46,507
  Selling, general and administrative expenses..............    2,672      2,968      6,309
  Depreciation and amortization.............................      574        562      2,102
                                                              -------    -------    -------
     Operating income.......................................    2,113        842      2,599
OTHER INCOME (EXPENSE), net:
  Interest income (expense), net............................      (84)        51       (530)
  Other income, net.........................................       69        357        475
                                                              -------    -------    -------
INCOME BEFORE INCOME TAXES..................................    2,098      1,250      2,544
PROVISION FOR INCOME TAXES..................................       91         91        527
                                                              -------    -------    -------
NET INCOME..................................................  $ 2,007    $ 1,159    $ 2,017
                                                              =======    =======    =======
PRO FORMA INFORMATION (UNAUDITED) (Note 2)
  Income before income taxes................................  $ 2,098    $ 1,250    $ 2,544
  Pro forma income taxes....................................      839        500      1,194
                                                              -------    -------    -------
  Pro forma net income......................................  $ 1,259    $   750    $ 1,350
                                                              =======    =======    =======
PRO FORMA EARNINGS PER SHARE (UNAUDITED):
  Basic.....................................................  $  1.22    $  0.44    $  0.40
  Diluted...................................................  $  1.22    $  0.44    $  0.40
NUMBER OF SHARES USED IN PER SHARE COMPUTATIONS:
  Basic.....................................................    1,031      1,722      3,363
  Diluted...................................................    1,031      1,722      3,393

  The accompanying notes are an integral part of these consolidated financial statements.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                           RESTRICTED                                 NET UNREALIZED
                                      COMMON STOCK        COMMON STOCK     ADDITIONAL   RETAINED      GAIN (LOSS) ON
                                   ------------------   ----------------    PAID-IN     EARNINGS    AVAILABLE-FOR-SALE
                                    SHARES     AMOUNT   SHARES    AMOUNT    CAPITAL     (DEFICIT)       SECURITIES        TOTAL
                                   ---------   ------   -------   ------   ----------   ---------   ------------------   --------
BALANCE AT DECEMBER 31, 1994.....  1,031,331    $ 1          --    $--      $    122    $  5,465          $(235)         $  5,353
DIVIDENDS........................         --     --          --     --            --         (90)            --               (90)
  NET INCOME.....................         --     --          --     --            --       2,007             --             2,007
  CHANGE IN VALUATION ALLOWANCE
    FOR NET UNREALIZED GAIN
    (LOSS) ON AVAILABLE-FOR-SALE
    SECURITIES...................         --     --          --     --            --          --            346               346
                                   ---------    ---     -------    ---      --------    --------          -----          --------
BALANCE AT DECEMBER 31, 1995.....  1,031,331      1          --     --           122       7,382            111             7,616
  FOUNDER SHARES.................    975,000      1          --     --            --          --             --                 1
  DIVIDENDS......................         --     --          --     --            --      (1,266)            --            (1,266)
  NET INCOME.....................         --     --          --     --            --       1,159             --             1,159
  CHANGE IN VALUATION ALLOWANCE
    FOR NET UNREALIZED GAIN
    (LOSS) ON AVAILABLE-FOR-SALE
    SECURITIES...................         --     --          --     --            --          --            208               208
                                   ---------    ---     -------    ---      --------    --------          -----          --------
BALANCE AT DECEMBER 31, 1996.....  2,006,331      2          --     --           122       7,275            319             7,718
  ISSUANCE OF COMMON SHARES TO
    MANAGEMENT...................    275,000     --          --     --         2,200          --             --             2,200
  ISSUANCE OF COMMON SHARES TO
    CONSULTANTS..................      6,000     --          --     --            44          --             --                44
  INITIAL PUBLIC OFFERING, NET OF
    OFFERING COSTS...............  5,750,000      6          --     --        94,733          --             --            94,739
  SHARE EXCHANGE (NOTE 6)........   (250,000)    --     250,000     --
  ACQUISITIONS OF FOUNDING
    COMPANIES....................  1,111,110      1          --     --        15,999          --             --            16,000
  REVALUATION OF FOUNDERS' SHARES
    IN CONNECTION WITH
    ACQUISITIONS (NOTE 3)........         --     --          --     --        14,039          --             --            14,039
  ISSUANCE OF MGCO WARRANT AND
    LENDER WARRANT...............         --     --          --     --         1,238          --             --             1,238
  DIVIDENDS......................         --     --          --     --            --      (2,733)            --            (2,733)
  DISTRIBUTIONS TO WOODSON
    STOCKHOLDERS.................         --     --          --     --            --     (19,836)            --           (19,836)
  NET INCOME.....................         --     --          --     --            --       2,017             --             2,017
  CHANGE IN VALUATION ALLOWANCE
    FOR NET UNREALIZED GAIN
    (LOSS) ON AVAILABLE-FOR-SALE
    SECURITIES...................         --     --          --     --            --          --           (281)             (281)
                                   ---------    ---     -------    ---      --------    --------          -----          --------
BALANCE AT DECEMBER 31, 1997.....  8,898,441    $ 9     250,000    $--      $128,375    $(13,277)         $  38          $115,145
                                   =========    ===     =======    ===      ========    ========          =====          ========

  The accompanying notes are an integral part of these consolidated financial statements.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                               1995       1996        1997
                                                              -------    -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 2,007    $ 1,159    $  2,017
  Adjustments to reconcile net income to net cash provided
     by operating activities --
     Depreciation and amortization..........................      574        562       2,102
     (Gain) loss on sale of property, plant and equipment...       98       (340)         --
     Gain on sale of investments............................       --         --        (281)
     Compensation expense on stock issuance to senior
      management............................................       --         --       2,200
     Deferred income taxes..................................       91         91         139
     Other..................................................        4        (36)        170
     Changes in operating assets and liabilities --
       (Increase) decrease in --
          Contracts and accounts receivable.................   (1,580)     1,796     (17,796)
          Costs and estimated earnings in excess of billings
           on uncompleted contracts.........................      179         45      (3,272)
          Other current assets..............................      272          7      (1,729)
          Other noncurrent assets...........................       (9)       (15)       (446)
       Increase (decrease) in --
          Accounts payable and accrued expenses.............      176        388      19,205
          Billings in excess of costs and estimated earnings
           on uncompleted contracts.........................    1,000     (1,000)      1,651
          Other current liabilities.........................       --         --         291
          Deferred income taxes.............................       --         --       1,510
                                                              -------    -------    --------
            Net cash provided by operating activities.......    2,812      2,657       5,761
                                                              -------    -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, plant and equipment.......      182        427          --
  Capital expenditures......................................   (1,039)    (1,801)     (6,759)
  Purchase of investments and annuity contract..............     (124)       (93)     (3,000)
  Proceeds from sale of investments.........................       --        113       1,472
  Cash paid for Acquisitions including related costs, net of
     cash acquired of $1,726................................       --         --     (87,177)
  Other.....................................................      147       (392)       (696)
                                                              -------    -------    --------
            Net cash used in investing activities...........     (834)    (1,746)    (96,160)
                                                              -------    -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on Credit Agreement............................       --         --      10,000
  Proceeds from notes payable...............................    3,846        615          --
  Principal payments on notes payable.......................   (4,582)      (445)       (229)
  Proceeds from issuance of notes payable to stockholders...       --        450          --
  Principal payments on notes payable to stockholders.......     (420)        --        (450)
  Borrowings on long-term debt..............................       --         --       3,432
  Principal payments on long-term debt......................       --         --        (441)
  Payment of dividends to stockholders......................      (90)    (1,266)     (2,733)
  Issuance of Common Stock to consultants...................       --         --          44
  Issuance of Common Stock, net of offering costs...........       --         --      94,739
  Debt issuance costs.......................................       --         --      (2,052)
  Principal payments on debt assumed in Acquisitions........       --         --     (10,612)
                                                              -------    -------    --------
            Net cash provided by (used in) financing
              activities....................................   (1,246)      (646)     91,698
                                                              -------    -------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................      732        265       1,299
CASH AND CASH EQUIVALENTS, beginning of year................      120        852       1,117
                                                              -------    -------    --------
CASH AND CASH EQUIVALENTS, end of year......................  $   852    $ 1,117    $  2,416
                                                              =======    =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION

     TransCoastal Marine Services, Inc. ("TCMS") was organized in April 1996 to create a fully integrated marine construction company focusing on transition zone and shallow water regions of the U.S. Gulf Coast. On November 4, 1997, TCMS acquired, simultaneously with the closing of its initial public offering (the "Offering"), four privately owned marine construction businesses (the "Founding Companies") and certain real properties used in the businesses of the Founding Companies in exchange for consideration consisting of cash, common stock of TCMS (the "Common Stock") and debt assumption. Unless otherwise indicated, all references herein to the "Company" include the Founding Companies, and references to "TCMS" mean TransCoastal Marine Services, Inc., prior to the consummation of the acquisitions of the Founding Companies.

     The Woodson Companies ("Woodson"), one of the Founding Companies, has been identified as the "accounting acquiror" for financial statement presentation purposes. The acquisitions of the remaining Founding Companies were accounted for using the purchase method of accounting, with the results of operations included from October 31, 1997, the effective closing date of the acquisitions for accounting purposes. The allocation of purchase price to the assets acquired and liabilities assumed has been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of TCMS and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates

     The Company's financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). Financial statements prepared in accordance with GAAP require the use of management estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Additionally, management estimates affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents excluding certain restricted amounts. Restricted cash represents cash equivalent investments to support letters of credit established by the Company in the normal course of business with certain vendors.

  Property, Plant and Equipment

     Property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 3 years to 31.5 years. Leasehold improvements are capitalized and amortized over the lesser of the lives of the leases or the estimated useful lives of the assets.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

  Goodwill

     Goodwill represents the excess of the aggregate purchase price paid by the Company over the fair market value of the net tangible assets acquired. Goodwill is being amortized on a straight-line basis over 40 years, which represents management's estimation of the related benefit to be derived from the acquired businesses. Under Accounting Principles Board ("ABP") Opinion No. 17 and SFAS No. 121, the Company periodically evaluates whether events and circumstances after the acquisition date indicate that the remaining balance of goodwill may not be recoverable. If factors indicate that goodwill should be evaluated for possible impairment, the Company would compare estimated undiscounted future cash flow from the related operations to the carrying amount of goodwill. If the carrying amount of goodwill were greater than undiscounted future cash flow, an impairment loss would be recognized. Any impairment loss would be computed as the excess of the carrying amount of goodwill over the estimated fair value of the goodwill (calculated based on discounting estimated future cash flows). Accumulated amortization of goodwill was $275,000 as of December 31, 1997.

  Dry-dock Costs

     Dry-dock costs are third-party costs associated with scheduled maintenance on the Company's marine construction vessels. Costs incurred in connection with dry dockings are capitalized and amortized over the period to the next scheduled dry docking.

  Mobilization Costs

     Mobilization costs incurred on moving marine vessels and associated equipment to their contractual locations to commence operations are capitalized and amortized over the contract term.

  Debt Issuance Costs

     Debt issuance costs are included in other noncurrent assets and are amortized to interest expense over the scheduled maturity of the debt. As of December 31, 1997, debt issuance costs and accumulated amortization totaled $3.3 million and $0.2 million, respectively.

  Revenue Recognition

     Revenues from construction contracts, which are typically of short duration, are recognized on the percentage-of-completion method. Under this method, the percentage of completion is determined by comparing contract costs incurred to date with total estimated contract costs. Income is recognized by applying the percentage complete to the projected total income for each contract in progress. Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies and tools. Revisions in cost and income estimates are reflected in the accounting period in which the facts requiring revision become known. In addition, anticipated losses to be incurred on contracts in progress are charged to income in the period such losses are determined. With regard to pipeline testing services performed, the Company recognizes revenues on an as-billed basis, with an accrual made at each period end for unbilled revenue.

  Fair Value of Financial Instruments

     The Company considers the fair value of all financial instruments to not be materially different from their carrying values at each year-end based on management's estimate of the Company's ability to borrow funds under terms and conditions similar to those applicable to the Company's existing debt.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

  Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized differently in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation allowance should be provided. Income tax expense is the tax payable for the year and the change during the year in deferred tax assets and liabilities.

     Two of the three companies comprising the Woodson Companies elected to be taxed as S Corporations for federal and state income tax purposes whereby shareholders are liable for individual federal and state income taxes on their allocated portions of the applicable entity's taxable income. Upon the closing of the Offering, the S Corporation status was changed to that of a C Corporation. Accordingly, the historical financial statements as they relate to the period prior to the Offering do not include provisions for income taxes relating to those entities.

     Pro forma net income consists of the historical net income of the Company, including two S Corporations, adjusted for income taxes that would have been recorded had each company operated as a C Corporation.

  Concentrations of Credit and Business Risk

     The Company's customers are primarily major and independent oil and gas exploration and production companies, drilling contractors, hydrocarbon transportation companies and other marine construction companies, which potentially expose the Company to concentrations of credit risk. The Company performs ongoing credit evaluation of its customers and requires posting of collateral when deemed appropriate. The Company provides allowances for possible credit losses when necessary. Additionally, the Company's results of operations will also be affected by the level of oil and gas exploration and development activity maintained by oil and gas companies in the Gulf of Mexico. The level of exploration and development activity is related to several factors, including trends of oil and gas prices, exploration and production companies' expectations of future oil and gas prices, and changes in technology which reduce costs and improve expected returns on investment. Although the Company is directly affected by the financial stability of the oilfield services industry, management does not believe significant credit risk exists at December 31, 1997.

  Earnings Per Share

     SFAS No. 128 "Earnings Per Share" was issued in February 1997. Implementation of SFAS No. 128 is required for periods ending after December 15, 1997. SFAS No. 128 requires dual presentation of earnings per share (EPS); basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

     The following table summarizes weighted average shares outstanding for each of the periods presented (in thousands).

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1995     1996     1997
                                                              -----    -----    -----
Shares issued in the acquisition of Woodson.................  1,031    1,031    1,031
Shares issued in the formation of TCMS......................             691      975
Shares issued to the stockholders of the remaining Founding
  Companies.................................................                      185
Shares sold to certain employees............................                      209
Shares issued to consultants................................                        4
Shares sold in the Offering.................................                      959
                                                              -----    -----    -----
Weighted average shares outstanding for basic earnings per
  share calculation.........................................  1,031    1,722    3,363
                                                              =====    =====    =====

     The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. Weighted average shares outstanding for calculation of diluted earnings per share totaled 1,031,000, 1,722,000, and 3,393,000 for 1995, 1996, and 1997, respectively. Weighted average diluted shares outstanding at December 31, 1997 included 30,000 shares related to a warrant issued to a financial advisory firm that provided services in conjunction with the Acquisitions (see Note 9).

  Available-for-Sale Securities

     In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's marketable equity securities are included in an available-for-sale caption in the accompanying consolidated balance sheets and are carried at market value, with the difference between cost and market value, net of related tax effects, included as a component of stockholders' equity.

  Recent Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for the Company's year ending December 31, 1998. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. The Company will be analyzing SFAS No. 130 during 1998 to determine what, if any, additional disclosures will be required.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for the Company's year ended December 31, 1998. This statement establishes standards for the reporting of information about operating segments. The Company will be analyzing SFAS No. 131 during 1998 to determine what, if any, additional disclosures will be required.

3. BUSINESS COMBINATIONS

     On November 4, 1997, TCMS acquired in separate transactions (collectively, the "Acquisitions"), simultaneously with the closing of the Offering, the Founding Companies and certain real properties used in the businesses of the Founding Companies. The Acquisitions have been accounted for under the purchase method of accounting. The aggregate consideration paid for the Acquisitions was $85.7 million in cash, issuance of $3.0 million in 8% notes payable over a ten-year term ending in 2007, and 2,142,441 shares of Common Stock. Funding of the cash portion of the consideration was provided by funds raised through the Offering. The accompanying consolidated balance sheet at December 31, 1997 includes allocations of the respective purchase prices and is subject to final adjustment. One of the Acquisitions is subject to a post-closing adjustment, based on a multiple of estimated earnings before interest, taxes, depreciation and amortization ("EBITDA") and payable in shares of Common Stock. Based on a preliminary determination,

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES the Company currently estimates that such post-closing adjustment will not exceed $0.5 million. The allocations resulted in goodwill recognized of $71.1 million representing the excess of purchase price over fair value of the net assets acquired. The goodwill allocation includes $14.0 million of excess purchase price attributable to the 975,000 shares of Common Stock issued to the founders of TCMS during 1996 which were revalued to a fair market value of $14.40 per share.

     Set forth below are unaudited pro forma combined revenues and income data reflecting the pro forma effect of the Acquisitions on the Company's results from operations for the years ended December 31, 1996 and 1997. The unaudited pro forma data presented below consists of the income statement data from operations as presented in these consolidated financial statements plus the Founding Companies for the year ended December 31, 1996 and the ten months ended October 31, 1997 (in thousands, except per share amounts). These pro forma results are not necessarily indicative of the results which would actually have occurred if the Acquisitions had taken place at the beginning of the periods presented, nor are they necessarily indicative of future results.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                1996          1997
                                                              ---------    ----------
                                                                    (UNAUDITED)
Revenues....................................................   $72,744      $119,268
Net income (loss)...........................................    (2,406)        5,028
Diluted earnings per share..................................     (0.26)         0.55

     Pro forma adjustments included in the amounts above primarily relate to:
(a) the issuance of Common Stock as of the beginning of the year presented for the Offering, the Acquisitions, and for the founders of TCMS and certain of its executive officers and consultants, (b) adjustment for nonrecurring compensation expense of $2.2 million, (c) adjustment for pro forma goodwill amortization expense using 40-year estimated life, (d) elimination of historical interest expense related to certain obligations which were repaid by the Company reduced by interest expense on borrowed funds used to pay the cash portion of the Acquisitions, and (e) adjustment to the federal and state income tax provisions based on pro forma results.

4. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

     Contracts and accounts receivable consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1996      1997
                                                              ------    -------
Completed contracts.........................................  $  908    $ 3,141
Contracts in progress --
  Current...................................................     250      7,941
  Retainage due within one year.............................     157      4,569
Accounts receivable.........................................     103      3,563
                                                              ------    -------
                                                              $1,418    $19,214
                                                              ======    =======

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

     Information with respect to uncompleted contracts is as follows (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1997
                                                              ------    --------
Costs incurred on uncompleted contracts.....................  $   --    $ 46,506
Estimated profit earned to date.............................      --      11,831
                                                              ------    --------
                                                                  --      58,337
Less -- Billings to date....................................      --     (56,716)
                                                              ------    --------
                                                              $   --    $  1,621
                                                              ======    ========

     The above amounts are included in the accompanying balance sheets under the following captions (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1996      1997
                                                              ------    -------
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................  $   --    $ 3,272
Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................      --     (1,651)
                                                              ------    -------
          Total.............................................  $   --    $ 1,621
                                                              ======    =======

     Other current assets consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1996      1997
                                                              ------    ------
Prepaid insurance...........................................  $   --    $2,366
Deposits....................................................      --       109
Inventory...................................................     243       146
Other.......................................................     861       212
                                                              ------    ------
                                                              $1,104    $2,833
                                                              ======    ======

     Property, plant and equipment consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1997
                                                              -------    -------
Land........................................................  $    --    $ 1,098
Marine vessels and transportation equipment.................    1,500     39,404
Buildings and improvements..................................      490      4,269
Furniture and fixtures......................................      661        637
Machinery and equipment.....................................    5,953     28,974
                                                              -------    -------
                                                                8,604     74,382
Less -- Accumulated depreciation and amortization...........   (5,648)    (7,475)
                                                              -------    -------
                                                              $ 2,956    $66,907
                                                              =======    =======

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

     Other noncurrent assets consisted of the following (in thousands):

                                                               DECEMBER 31,
                                                              --------------
                                                              1996     1997
                                                              ----    ------
Restricted annuity investment collateralizing note
  payable...................................................  $ --    $2,950
Debt issuance costs.........................................    --     3,052
Other.......................................................   959       305
                                                              ----    ------
                                                              $959    $6,287
                                                              ====    ======

     Accrued expenses consisted of the following (in thousands):

                                                               DECEMBER 31,
                                                              --------------
                                                              1996     1997
                                                              ----    ------
Purchase price obligations..................................  $ --    $2,887
Accrued accounts payable....................................    --     1,623
Federal and state income tax payable........................    23     1,138
Payroll, payroll taxes and employee benefits................   156       990
Retainage payable...........................................    --       653
State sales tax.............................................    --       311
Other.......................................................    71       258
                                                              ----    ------
                                                              $250    $7,860
                                                              ====    ======

5. SUMMARY OF FINANCING ARRANGEMENTS

     Short-term borrowings at December 31, 1996 consisted of: (a) notes payable to stockholders totaling $450,000, (b) a note payable to an insurance company of $209,000, and (c) a note payable to an equipment company of $20,000. The notes payable to stockholders are payable on demand and bear interest at 8%. The note payable to an insurance company is payable in monthly installments of $70,000, including interest at 7.45%. All short-term borrowings outstanding as of December 31, 1996 were repaid during 1997.

     There was no long-term debt outstanding at December 31, 1996. Long-term debt at December 31, 1997 consisted of the following (in thousands):

                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
Credit Agreement............................................    $10,000
Note payable to a Founding Company, interest at 8%, due over ten-year term ending in 2007, secured by insurance annuity
  (see Note 4)..............................................      2,950
Note payable to a finance company, payable in monthly
  installments of $170,000, including interest at 7.81%,
  maturing September 1998...................................      1,682
Note payable to a bank, payable in monthly installments of
  $15,000, including interest at 10.1%, maturing July 2002,
  secured by machinery and equipment........................        632
Capital lease payable, payable in monthly installments of
  $18,000, due June 1998, unsecured.........................        616
Other notes, varying interest rates, due during 1998,
  unsecured.................................................        111
                                                                -------
                                                                 15,991
Less -- Current maturities..................................     (2,520)
                                                                -------
  Long-term debt............................................    $13,471
                                                                =======

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

  Credit Agreement

     On October 28, 1997, TCMS entered into a credit agreement ("Credit Agreement") with Joint Energy Development Investments, Limited Partnership, an affiliate of Enron Capital & Trade Resources Corp. (the "Lender"). The Credit Agreement provides for borrowings up to $75.0 million, with the initial borrowing availability being $50.0 million (the "Initial Availability") and the remaining $25.0 million being made available from time to time and in such amounts as the Lender shall determine at its sole discretion. The Credit Agreement is divided into two tranches: (a) a senior secured revolving credit facility (the "Revolving Credit Facility"), providing for borrowings of up to $60.0 million ($40.0 million of which comprises part of the Initial Availability) and (b) $15.0 million of senior subordinated term loan borrowings (the "Term Loan Facility"), of which $10.0 million comprises the remainder of the Initial Availability.

     Borrowings under the Revolving Credit Facility bear interest, at the option of the Company, at either the Base Rate plus 25 basis points (8.75% at December 31, 1997) or at LIBOR plus 275 basis points. The Base Rate is defined as the higher of the federal funds rate plus 50 basis points or the prime rate. Borrowings under the Term Loan Facility bear interest, at the option of the Company, at either the Base Rate plus 75 basis points or at LIBOR plus 375 basis points. Interest under both facilities is payable quarterly. During 1997, borrowings were made only under the Revolving Credit Facility and were based upon the Base Rate option. Commitment fees on the daily average unused commitment under the Revolving Credit Facility and the Term Loan Facility is payable quarterly at a rate per annum of .375% and .5%, respectively. Borrowings under the Credit Agreement are secured by liens on substantially all of the Company's assets (including accounts receivable and after-acquired property) and a pledge of the capital stock of the Founding Companies and each of the Company's remaining subsidiaries.

     The Credit Agreement requires the Company to comply with various loan covenants, including (a) maintenance of certain financial ratios, (b) restrictions on additional indebtedness and (c) restrictions on liens, guarantees, advances and dividends. The Company did not borrow under the Term Loan Facility during 1997; the balance outstanding under the Revolving Credit Facility totaled $10.0 million at December 31, 1997.

     The Credit Agreement extends through October 1999 and all outstanding principal and accrued and unpaid interest under the Revolving Credit Facility and the Term Loan Facility is due and payable on that date. The Credit Agreement contains mandatory prepayment provisions requiring prepayment of outstanding borrowings from the issuance of debt or equity securities for cash and any proceeds from other borrowings. In connection with the Credit Agreement, the Company issued to the Lender a warrant to acquire 175,000 shares of Common Stock at an exercise price equal to the initial per share price to the public in the Offering of $18.00. The consideration for that warrant was $1,750 and the warrant is exercisable for five years from its date of issuance. Upon issuance, the warrant was valued at $1.1 million based on fair market value as determined by management.

6. STOCKHOLDERS' EQUITY

  Preferred Stock

     The Company's Board of Directors is authorized to issue preferred stock of the Company, of which none was outstanding at December 31, 1996 and 1997.

  Common Stock

     On November 4, 1997, TCMS completed the Offering, which involved the issuance of 5,750,000 shares of Common Stock at a price of $18.00 per share (before deducting underwriting discounts and commissions), including 750,000 shares pursuant to an over-allotment option granted by the Company to the underwriters in connection with the Offering. The net proceeds to TCMS after deducting underwriter discounts and commissions totaled $94.7 million.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

     In August 1997, TCMS effected a 1,000-for-one stock split of the outstanding shares of Common Stock. In addition, TCMS increased the number of authorized shares of Common Stock to 20,000,000 and authorized 3,000,000 shares of restricted common stock ("Restricted Common Stock"). The effect of the stock split has been retroactively reflected in the accompanying financial statements and related notes thereto.

     In March and April 1997, 175,000 shares and 100,000 shares of Common Stock, respectively, were sold to management at $.001 per share. TCMS recorded a non-recurring, non-cash compensation charge of $2.2 million effective with the closing of the Offering, representing the difference between the amount paid for the shares and the estimated fair value of the shares on the date of sale of such Common Stock.

     In April 1997, TCMS issued 3,000 shares of Common Stock to a consultant for services performed in connection with the Offering. The $12,200 difference between the amount paid and the estimated fair market value of the shares on the date of issue was recorded as deferred offering costs in the second quarter of 1997. In July 1997, an additional 3,000 shares of Common Stock were issued with the same terms to another consultant for services performed in connection with the Offering. An additional $32,000 was recorded as deferred offering costs in the third quarter of 1997. Such costs were charged to additional paid in capital upon consummation of the Offering.

  Restricted Common Stock

     Shares of Restricted Common Stock have no voting rights. Shares of Restricted Common Stock are convertible into shares of Common Stock on a share-for-share basis (a) in the event of certain ownership changes, (b) 18 months after the Offering or (c) in the event of approval by a majority of holders of the Common Stock.

     Effective November 4, 1997, the Company executed and delivered an agreement whereby certain shareholders exchanged an aggregate of 250,000 shares of their registered Common Stock for Restricted Common Stock effective with the closing of the Offering. No shares of Restricted Common Stock were outstanding at December 31, 1996.

  Stock Options

     In August 1997, the Board of Directors and the stockholders of TCMS approved the 1997 Stock Option Plan (the "Plan"). The Plan provides for the granting of stock options to directors, executive officers, certain other employees and certain non-employee consultants of the Company. The Plan, which permits up to 750,000 shares of Common Stock to be issued, terminates on August 2007. In general, the terms of the option awards (including vesting schedules) will be established by the Compensation Committee of the Company's Board of Directors.

     The following table summarizes activity under the Plan for the year ended December 31, 1997:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        EXERCISE
                                                              SHARES     PRICE
                                                              -------   --------
Outstanding at December 31, 1996............................       --        --
  Granted...................................................  444,325    $18.00
  Exercised.................................................       --        --
  Canceled/expired..........................................  (16,167)    18.00
                                                              -------
Outstanding at December 31, 1997............................  428,158    $18.00
                                                              =======
Weighted average fair value of options granted during
  1997......................................................             $17.83

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

     At December 31, 1997, no option shares were exercisable. Unexercised options expire during 2007.

     SFAS No. 123, "Accounting for Stock-Based Compensation," allows entities to choose between a fair value-based method of accounting for employee stock options or similar equity instruments and the current intrinsic, value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25. Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. TCMS has elected to account for the issuance of stock options pursuant to APB Opinion No. 25. Therefore, there is no effect on the Company's financial position and results of operations as a result of this pronouncement.

     The following pro forma summary of the Company's consolidated results of operations have been prepared as if the fair value based method of accounting for stock based compensation as required by SFAS No. 123 had been applied (in thousands, except per share amounts):

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1997
                                                              -----------------
Net income, as adjusted for pro forma income taxes (see Note
  2)........................................................       $1,350
Pro forma net income attributable to common stockholders....       $1,192
Earnings per Share ("EPS"):
  Diluted EPS as reported...................................       $ 0.40
  Diluted EPS pro forma.....................................       $ 0.35

     Fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997.

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1997
                                                              -----------------
Risk-free interest rate.....................................          5.9%
Dividend yield..............................................            0
Volatility factor...........................................           47%
Weighted average expected life..............................    9.5 years

  Common Stock Warrants

     During the first quarter of 1997, TCMS entered into an advisory agreement with an investment banking firm, which was amended in June 1997 to provide for the sale of a warrant to acquire 50,000 shares of Common Stock (see Note 9). Additionally, in connection with the Credit Agreement, the Company issued to its primary lender a warrant to acquire 175,000 shares of Common Stock at an exercise price equal to the initial per share price to the public in the Offering of $18.00. As of December 31, 1997, no warrants had been exercised. These warrants were valued at approximately $1.2 million and are being amortized over the two-year term of the Credit Agreement.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

7. LEASES

     The Company leases facilities under noncancellable operating leases. The following represents future minimum rental payments under noncancellable operating leases (in thousands):

YEAR ENDING DECEMBER 31, -----------------------------------
  1998......................................................  $ 46
  1999......................................................    35
  2000......................................................    28
  2001......................................................    27
  2002......................................................    27
  2003 and thereafter.......................................    95
                                                              ----
                                                              $258
                                                              ====

     Rental expense for the years ended December 31, 1995, 1996 and 1997 was approximately $142,000, $142,000 and $163,000, respectively. Included in these amounts are rent expenses and commissions paid to related parties of approximately $142,000, $142,000, and $90,000, respectively.

8. INCOME TAXES

     Federal and state income tax provisions (benefits) are as follows (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              1995     1996      1997
                                                              -----    -----    ------
Federal
  Current...................................................   $--      $--     $ 583
  Deferred..................................................    91       91      (164)
State
  Current...................................................    --       --        83
  Deferred..................................................    --       --        25
                                                               ---      ---     -----
                                                               $91      $91     $ 527
                                                               ===      ===     =====

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 34% to income before income tax as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                                             1995     1996     1997
                                                             -----    -----    -----
Income tax expense at the statutory rate...................  $ 713    $ 425    $ 865
Increase (decrease) resulting from-
  State income taxes, net of related federal tax effect....      2        7       71
  Woodson S Corp. income...................................   (642)    (346)    (667)
  Nondeductible goodwill...................................     --       --       94
  Other....................................................     18        5      164
                                                             -----    -----    -----
                                                             $  91    $  91    $ 527
                                                             =====    =====    =====

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

     Deferred income tax provisions result from temporary differences in the recognition of revenues and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred assets and liabilities result principally from the following (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                              1996      1997
                                                              ----    --------
Deferred tax assets:
  Current...................................................  $ --    $    197
  Long-term.................................................   275          --
                                                              ----    --------
          Total.............................................   275         197
                                                              ----    --------
Deferred tax liabilities:
  Current...................................................    --         488
  Long-term.................................................   169      18,774
                                                              ----    --------
          Total.............................................   169      19,262
                                                              ----    --------
          Net deferred income tax assets (liabilities)......  $106    $(19,065)
                                                              ====    ========

9. COMMITMENTS AND CONTINGENCIES

  Litigation

     The Company is currently involved in two class action lawsuits for unspecified personal injury and property damages arising from events in October 1991 and January 1992 during the course of a pipeline installation project for a third party gas transmission company. One of the class actions, involving approximately 9,840 class members, entitled Rivera v. United Gas Pipeline Co., No. 28738, was instituted against Woodson Construction Company, Inc. on October 29, 1991 in the 40th Judicial District Court, Parish of St. John the Baptist, State of Louisiana, and the other class action, involving approximately 7,858 class members, entitled Husseiney v. United Gas Pipeline Co., No. 29089, was instituted on January 27, 1992 against Woodson Construction Company, Inc. in the 40th Judicial District Court, Parish of St. John the Baptist, State of Louisiana. The claims of 24 representative class members in each case were tried in 1995, and judgments were rendered against Woodson Construction Company, Inc., which were later affirmed by the court of appeal. In the Rivera lawsuit, five of the 24 representative plaintiffs were awarded compensatory damages of $7,500 in the aggregate, but punitive damages were denied. In the Husseiney lawsuit, compensatory damages of $18,589 and punitive damages of $9,500 in the aggregate were assessed against Woodson Construction Company, Inc. in favor of 16 of the 24 representative plaintiffs. In both lawsuits, the compensatory damages awarded are expected to be covered by the Company's insurance, but punitive damage awards are not expected to be covered by insurance. The compensatory and punitive damages awarded to the 16 representative class members varied according to the representatives' proximity to the incident and individual experience with respect to it. The amount of compensatory and punitive damages applicable to the remaining 7,834 class members who seek to adjudicate their damage claims will be litigated on an individual basis. Until those remaining damage claims are finally adjudicated, settled, dismissed or otherwise terminated, the total amount of the punitive damages to which the Company may be subject cannot reasonably be estimated, and there can be no assurance that it will not be materially adverse to the Company's financial position or results of operations. In July 1997, all parties involved applied to the Louisiana Supreme Court for further discretionary review of the existing judgments. In December 1997, the Louisiana Supreme Court declined to review the judgments in both cases.

     The Company is involved in various other lawsuits arising in the ordinary course of business, some of which involve substantial claims for damages. While the outcome of these other lawsuits cannot be predicted with certainty, management believes these other matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

  Advisory Agreement

     In February 1997, TCMS entered into an advisory agreement with a financial advisory firm ("the firm") for a period of six months in connection with the Acquisitions and related financings. Under the terms of the agreement between the Company and the firm, as amended on June 25, 1997, TCMS paid the firm an initial financial advisory fee of $15,000, plus monthly fees aggregating $30,000, and reimbursed the firm for its out-of-pocket expenses relating to the services provided. TCMS also issued a warrant to the firm for $100 in cash. The warrant provides for the purchase of up to 50,000 shares of Common Stock, at a per share exercise price equal to $8.00. The warrant may be exercised in whole or, from time to time, in part, at any time during the five-year period beginning six months after the Offering closes. In connection with the warrant, TCMS granted certain registration rights to the firm.

     The firm received a $400,000 success fee upon the closing of the Acquisitions and an $800,000 senior debt placement fee upon the closing of the Credit Agreement. The firm is entitled to receive a private placement fee equal to five percent of the amount of any private placement made by the Company within two years of August 12, 1997 with any capital source introduced to the Company by the firm, together with a warrant to purchase an amount equal to 10% of the securities issued in any such private placement.

  Consulting Agreements

     During February 1997, TCMS entered into a consulting and financial advisory agreement (the "Consulting Agreement") with a promoter of TCMS ("J&D"). The Consulting Agreement provided for a monthly fee of $12,500 through the closing of the Offering and was to provide for a monthly consulting fee and non-qualified stock options under the 1997 Stock Option Plan. Shortly after the Offering, the Consulting Agreement was terminated in exchange for the payment to J&D of approximately $.8 million. In connection with the Consulting Agreement, a total of 36,667 options were issued to J&D. The options expired concurrent with the termination of the Consulting Agreement.

     In April 1997, TCMS entered into consulting services agreements with certain officers of the Company. Pursuant to these agreements, the officers provided executive services in connection with the formation of TCMS and the closing of the Offering. Expenses related to these contract services totaled $64,000 through the closing of the Offering, at which time these agreements terminated.

  Employment Agreements

     In August 1997, TCMS entered into employment agreements with three officers of the Company. Two of the agreements were effective August 1, 1997 and one upon closing of the Offering. The term of the agreements extends three years following the closing of the Offering. Additionally, the Company offered employment agreements to certain members of management and key operating personnel of the Founding Companies on similar terms and conditions to existing agreements.

10. EMPLOYEE BENEFIT PLANS

     Woodson had an employee profit sharing plan (the "Plan") which provided for contributions of up to 10 percent of the annual compensation of each participant. The Plan includes employees of at least 21 years of age with one year of completed service. Participants who became eligible after January 1, 1990 remain nonvested until the completion of five years of service, at which time the participants become 100 percent vested. Woodson has obtained a favorable tax determination letter from the Internal Revenue Service with respect to the Plan. Woodson made Plan contributions of $30,000, $26,000 and $59,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

     Subsequent to December 31, 1997, the Plan was merged into the TCMS 401K Plan, which was established effective January 1, 1998, for the benefit of its employees. The Company has agreed to fund 50%

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES per dollar of contribution by eligible employee, up to contributions totaling 6% of the employee's annual salary. Employees of the Founding Companies were eligible to commence participation in the TCMS 401K plan at either January 1 or March 1, 1998, dependent upon the termination date of their specific benefit plan.

11. SALES TO MAJOR CUSTOMERS

     The customer bases for the Company are primarily concentrated in the oil and gas industry. The revenues earned from each customer vary from year to year based on the contracts awarded. Sales to customers comprising 10% or more of the Company's total revenues are summarized as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                                             1995     1996     1997
                                                             -----    -----    -----
Customer A................................................    13.7%    10.1%      --
Customer B................................................    32.8%    55.0%      --
Customer C................................................      --       --     34.5%
Customer D................................................      --       --     32.2%

12. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Supplemental cash flow information for each of the three years in the period ended December 31, 1997 are as follows (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1995    1996     1997
                                                              ----    ----    -------
Cash Paid For:
  Interest..................................................  $35     $109    $   370
  Income taxes..............................................   --       --        420
Non-cash Investing and Financing Activities:
  Assumption of long-term debt in connection with
     Acquisitions...........................................   --       --     10,612

13. SUBSEQUENT EVENTS

  Fabrication Facilities

     During the first quarter of 1998, the Company significantly expanded its fabrication operations through two separate lease transactions. During January 1998, long-term lease rights were secured to a shipyard in the New Orleans, Louisiana area capable of servicing deepwater drilling rigs, jack-ups, semi-submersibles and drill ships. The lease term on this 29-acre yard is for five years with committed lease payments totaling $0.2 million. During February 1998, the Company signed a long-term lease for a manufacturing facility located on an 18-acre site in eastern New Orleans, Louisiana. The lease term is for three years with committed lease payments totaling $.5 million.

  Vessel Acquisition

     During February 1998, the Company expanded its oil and gas pipeline installation capabilities with the acquisition of the LB-207 pipelaying barge (now renamed the Vermilion Bay). The purchase price was $8.0 million and was financed through borrowings under the Credit Agreement. The Vermilion Bay is expected to be available for service in the Gulf of Mexico by May 1998.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

  Stock Option Grants

     During the first quarter of 1998, a total of 184,000 stock options were granted to employees of TCMS, including members of management. The option price was set at the market price on date of grant and ranged from $10.75 to $11.00.

  Cash Performance Bonus Plan

     During the first quarter of 1998, the Board of Directors approved a cash performance bonus plan (the "Bonus Plan") for key management employees. The cash performance bonus is based on three principal components, namely TCMS' overall financial performance, the financial performance of each business unit, and the performance of the individual employee. The Bonus Plan is effective for the fiscal year commencing January 1, 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TransCoastal Marine Services, Inc.:

     We have audited the accompanying consolidated balance sheet of TransCoastal Marine Services, Inc. and subsidiary as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from inception (April 2, 1996) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransCoastal Marine Services, Inc. and subsidiary as of December 31, 1996, and the consolidated results of their operations and their cash flows for the period from inception (April 2, 1996) through December 31, 1996, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
August 11, 1997

               TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,     JUNE 30,
                                                                  1996           1997
                                                              ------------    -----------
                                                                              (UNAUDITED)
Cash and cash equivalents...................................      $ 1            $  1
Deferred offering costs.....................................       --             462
Other assets................................................       --              40
                                                                  ---            ----
          Total assets......................................      $ 1            $503
                                                                  ===            ====
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES:
  Short-term borrowings from related party..................      $--            $187
  Accounts payable and accrued expenses.....................       --             375
                                                                  ---            ----
          Total liabilities.................................       --             562
                                                                  ---            ----
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value, 2,000,000 shares
     authorized, none issued and outstanding................       --              --
  Common stock, $.001 par value, 20,000,000 shares
     authorized, 975,000 and 1,253,000 shares issued and
     outstanding at December 31, 1996 and June 30, 1997,
     respectively...........................................        1               1
  Restricted common stock, $.001 par value, 3,000,000 shares
     authorized, none issued and outstanding................       --              --
  Additional paid-in capital................................       --              12
  Retained deficit..........................................       --             (72)
                                                                  ---            ----
          Total stockholders' equity (deficit)..............        1             (59)
                                                                  ---            ----
          Total liabilities and stockholders' equity........      $ 1            $503
                                                                  ===            ====

  The accompanying notes are an integral part of these consolidated financial statements.

               TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                          PERIOD FROM
                                                           INCEPTION
                                                        (APRIL 2, 1996)            SIX MONTHS
                                                            THROUGH              ENDED JUNE 30,
                                                         DECEMBER 31,      --------------------------
                                                             1996             1996           1997
                                                        ---------------    -----------    -----------
                                                                           (UNAUDITED)    (UNAUDITED)
REVENUE...............................................        $--              $--           $ --
GENERAL AND ADMINISTRATIVE EXPENSES...................         --               --             72
                                                              ---              ---           ----
LOSS BEFORE INCOME TAXES..............................         --               --            (72)
INCOME TAXES..........................................         --               --             --
                                                              ---              ---           ----
NET LOSS..............................................        $--              $--           $(72)
                                                              ===              ===           ====

  The accompanying notes are an integral part of these consolidated financial statements.

               TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              RESTRICTED
                                          COMMON STOCK       COMMON STOCK     ADDITIONAL
                                       ------------------   ---------------    PAID-IN     RETAINED
                                        SHARES     AMOUNT   SHARES   AMOUNT    CAPITAL     DEFICIT    TOTAL
                                       ---------   ------   ------   ------   ----------   --------   -----
BALANCE AT INCEPTION (April 2,
  1996)..............................         --    $--       --      $--        $ --        $ --     $ --
  SALE OF COMMON STOCK...............    975,000      1       --       --          --          --        1
                                       ---------    ---       --      ---        ----        ----     ----
  BALANCE AT DECEMBER 31, 1996.......    975,000      1       --       --          --          --        1
  SALE OF COMMON STOCK...............    278,000     --       --       --          --          --       --
  ADDITIONAL PAID-IN CAPITAL.........         --     --       --       --          12                   12
  NET LOSS (Unaudited)...............         --     --       --       --          --         (72)     (72)
                                       ---------    ---       --      ---        ----        ----     ----
BALANCE AT JUNE 30, 1997
  (Unaudited)........................  1,253,000    $ 1       --      $--        $ 12        $(72)    $(59)
                                       =========    ===       ==      ===        ====        ====     ====

  The accompanying notes are an integral part of these consolidated financial statements.

               TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          PERIOD FROM
                                                           INCEPTION
                                                        (APRIL 2, 1996)            SIX MONTHS
                                                            THROUGH              ENDED JUNE 30,
                                                         DECEMBER 31,      --------------------------
                                                             1996             1996           1997
                                                        ---------------    -----------    -----------
                                                                           (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss............................................        $--              $--           $ (72)
  Adjustments to reconcile net loss to net cash used
     in operating activities --
     Changes in operating assets and liabilities --
       Deferred operating costs.......................         --               --            (462)
       Other assets...................................         --               --             (40)
       Accounts payable and accrued expenses..........         --               --             375
                                                              ---              ---           -----
          Net cash used in operating activities.......         --               --            (199)
                                                              ---              ---           -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock issuance........................          1                1              12
  Proceeds from short-term borrowings.................         --               --             187
                                                              ---              ---           -----
          Net cash provided by financing activities...          1                1             199
                                                              ---              ---           -----
NET INCREASE IN CASH AND CASH EQUIVALENTS.............          1                1              --
CASH AND CASH EQUIVALENTS, beginning of period........         --               --               1
                                                              ---              ---           -----
CASH AND CASH EQUIVALENTS, end of period..............        $ 1              $ 1           $   1
                                                              ===              ===           =====

  The accompanying notes are an integral part of these consolidated financial statements.

               TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION

     TransCoastal Marine Services, Inc., a Delaware corporation ("TCMS"), commenced operations in April 1996. TCMS intends to acquire four businesses (the "Founding Companies") in separate transactions (collectively, the "Acquisitions") simultaneously with an Offering (the "Offering") of its common stock (the "Common Stock"). Unless otherwise indicated, all references herein to the "Company" include the Founding Companies, and references herein to "TCMS" mean TransCoastal Marine Services, Inc., prior to the consummation of the Acquisitions.

     TCMS operations to date have related to the Offering and the Acquisitions. All expenditures to date have been funded through loans from J&D Capital Investments, L.C. ("J&D"). J&D is owned by two of the Company's founders. At December 31, 1996, no costs had been incurred in connection with the Offering. At June 30, 1997, approximately $462,000 has been incurred in connection with the Offering. TCMS has accounted for these costs as deferred offering costs. TCMS is dependent on the Offering to complete the pending Acquisitions and to repay J&D. There is no assurance that the pending Acquisitions will be completed or that the Company will be able to generate future operating revenues.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of TCMS and its wholly owned subsidiary, Red Fox International, Inc., a Louisiana corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

  Income Taxes

     TCMS accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized differently in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation allowance should be provided. Income tax expense is the tax payable for the year and the change during the year in deferred tax assets and liabilities.

  Recent Accounting Pronouncements

     SFAS No. 123, "Accounting for Stock-Based Compensation," allows entities to choose between a new fair value-based method of accounting for employee stock options or similar equity instruments and the current intrinsic, value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25. Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. TCMS has elected to account for the issuance of stock options pursuant to APB Opinion No. 25 and will

               TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARY provide pro forma disclosure of net income and earnings per share, as applicable, in the notes to future consolidated financial statements.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." For the Company, SFAS No. 128 will be effective for the year ended December 31, 1997. SFAS No. 128 simplifies the standards required under current accounting rules for computing earnings per share and replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS"). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed similarly to fully diluted earnings per share under current accounting rules. The implementation of SFAS No. 128 is not expected to have a material effect on the Company's earnings per share as determined under current accounting rules.

  Interim Financial Information

     The interim consolidated balance sheet as of June 30, 1997, and statements of operations for the six months ended June 30, 1996 and 1997, are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the consolidated financial position, results of operations and cash flows with respect to the interim financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

3. SUMMARY OF FINANCING ARRANGEMENTS

     In February 1997, TCMS and J&D entered into an agreement providing for an unsecured revolving credit facility (the "J&D Loan Agreement"), which was amended in June 1997 to provide for borrowings up to $1.0 million, with interest of 10 percent per annum due on the unpaid principal balance outstanding computed from the date of each advance until maturity. Amounts outstanding under the J&D Loan Agreement are due and payable on the earlier of June 19, 1998 or 30 days following the successful completion of the Offering. As of June 30, 1997, advances of $187,000 were outstanding.

4. SHAREHOLDERS' EQUITY

  Preferred Stock

     TCMS's Board of Directors is authorized to designate the voting power, preferences, dividends, liquidation rights, redemption and other features related to the TCMS's preferred stock. As of December 31, 1996 and June 30, 1997, no TCMS preferred stock had been issued.

  Common Stock

     TCMS effected a 1,000-for-one stock split in August 1997 of the outstanding shares of Common Stock. In addition, TCMS increased the number of authorized shares of Common Stock to 20,000,000 and authorized 3,000,000 shares of restricted common stock ("Restricted Common Stock"). The effects of the stock split and the increase in the shares of authorized Common Stock and Restricted Common Stock have been retroactively reflected on the accompanying balance sheets and in those notes.

     In March and April 1997, 175,000 shares and 100,000 shares of Common Stock, respectively, were sold to management at $.001 per share. TCMS will record a non-recurring, non-cash compensation charge of

               TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARY

$2.2 million effective with the closing of the Offering, representing the difference between the amount paid for the shares and the estimated fair value of the shares on the date of sale of such Common Stock.

     In April 1997, TCMS issued 3,000 shares of Common Stock to a consultant for services performed in connection with the Offering. The $12,200 difference between the amount paid and the estimated fair market value of the shares on the date of issue was recorded as deferred offering costs in the second quarter of 1997. In July 1997, an additional 3,000 shares of Common Stock were issued with the same terms to another consultant for services performed in connection with the Offering. An additional $32,000 will be recorded as deferred offering costs in the third quarter of 1997.

  Restricted Common Stock

     Shares of Restricted Common Stock, if issued, will have no voting rights. Shares of Restricted Common Stock, if issued, would be convertible into shares of Common Stock on a share-for-share basis (i) in the event of certain ownership changes, (ii) 18 months after the Offering or (iii) in the event of approval by a majority of holders of the Common Stock. As of December 31, 1996 and June 30, 1997, no Restricted Common Stock has been issued.

  Employee Stock Option Plan

     In August 1997, TCMS' stockholders approved the TCMS 1997 Stock Option Plan (the "Plan"), which provides for the granting of stock options to directors, executive officers, certain other employees and certain non-employee consultants of the Company. The Plan permits the granting of options for up to 750,000 shares of Common Stock. The terms of the option awards will be established by the compensation committee of the board of directors of TCMS. TCMS has granted stock options to purchase an estimated 97,000 shares of Common Stock to certain members of the executive management team of the Company. The number of shares estimated to be issued is based upon 2.5 times the annual compensation of the respective executives divided by the Offering price. These options will be exercisable at an exercise price equal to the per share Offering price, vest over a five-year period from the date of grant and expire 10 years from the date of grant. Additionally, the Company expects to grant stock options to purchase an estimated 360,000 shares of Common Stock to certain other members of management and key operating personnel of the Founding Companies.

5. COMMITMENTS AND CONTINGENCIES

  Advisory Agreement

     In February 1997, the Company entered into an advisory agreement with a financial advisory firm (the firm) for a period of six months in connection with the Acquisitions and related financings. Under the terms of the agreement between the Company and the firm, as amended on June 25, 1997, the Company paid the firm an initial financial advisory fee of $15,000, plus monthly fees aggregating $30,000, and reimbursed the firm for its out-of-pocket expenses relating to the services provided. The Company also issued a warrant to the firm for $100 in cash. The warrant provides for the purchase of up to 50,000 shares of Common Stock, at a per share exercise price equal to the lesser of $8.00 or 70% of the Offering price. The warrant may be exercised in whole or, from time to time, in part, at any time during the five-year period beginning six months after the Offering closes. In connection with the warrant, the Company granted certain registration rights to the firm.

     The firm will be entitled to receive the following fees in the future: (i) a $400,000 success fee, payable on closing the Acquisitions; (ii) a senior debt placement fee of up to 2% of a new credit agreement (the "Credit Agreement") (see Note 6), payable on closing of the Credit Agreement; and (iii) a private placement fee equal to five percent of the amount of any private placement made by the Company within two years of

               TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARY

August 12, 1997 with any capital source introduced to the Company by the firm, together with a warrant to purchase an amount equal to 10% of the securities issued in any such private placement.

  Consulting Agreements

     In February 1997, TCMS entered into a consulting and financial advisory agreement (the "Consulting Agreement") with J&D. The Consulting Agreement provides for a monthly fee of $12,500, payable on the closing of the Offering and terminates on the earlier of the closing of the Offering or December 31, 1997. All amounts incurred through June 30, 1997 were capitalized as deferred offering costs. On September 24, 1997, TCMS and J&D amended the consulting agreement, so that, following the completion of the Offering, J&D will provide the Company financial advisory and related services in connection with its acquisition program. J&D will receive a consulting fee of $23,500 per month and non-qualified options under the 1997 Stock Option Plan, to purchase 44,000 shares (assuming an Offering price of $15.00 per share) for an exercise price equal to the Offering price per share. These options will vest at the rate of 20% per year, commencing on the first anniversary of the closing of the Offering, and will expire at the earlier of ten years from the date of grant or three months following termination of the consulting and financial services agreement. In addition, J&D will be eligible to receive annual performance-based bonuses.

     In April 1997, TCMS entered into consulting services agreements with certain officers of the Company. Pursuant to these agreements, the officers will provide executive services in connection with the formation of TCMS and the closing of the Offering. Expenses related to these contract services are estimated to be approximately $30,000 per month until the date the Offering closes, at which time these agreements automatically terminate.

  Employment Agreements

     In August 1997, TCMS entered into employment agreements with three officers of the Company. Two of the agreements are effective August 1, 1997 and one upon closing of the Offering. The term of the agreements extends three years following the closing of the Offering. Additionally, the Company is committed to offer employment agreements to certain members of management and key operating personnel of the Founding Companies on similar terms and conditions to existing agreements.

6. SUBSEQUENT EVENTS

  Acquisitions

     The Company has entered into definitive agreements to acquire the Founding Companies and related real estate on the date the Offering closes. The Founding Companies are The Woodson Companies, The CSI Companies, HBH, Inc. and The Red Fox Companies of New Iberia, Inc. The aggregate consideration expected to be paid by TCMS to acquire the Founding Companies is approximately $85,650,000 in cash, $3,000,000 in debt and 2,570,933 shares of Common Stock (including certain estimated post-closing adjustments). In addition, the Company will be assuming debt on certain of the Founding Companies.

  Credit Agreement

     Prior to the closing of the Offering, TCMS intends to enter into the Credit Agreement with Joint Energy Development Investments, Limited Partnership, an affiliate of Enron Capital & Trade Resources Corp. (the "Lender"). TCMS expects that the Credit Agreement will provide for borrowings up to $75.0 million, with the initial borrowing availability being $50.0 million (the "Initial Availability") and the remaining $25.0 million being made available from time to time and in such amounts as the Lender shall determine in its sole discretion. The Credit Agreement will be divided into two tranches: (i) a senior secured revolving credit facility (the "Revolving Credit Facility"), providing for borrowings of up to $60.0 million ($40.0 million of

               TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARY which will comprise part of the Initial Availability), and (ii) $15.0 million of senior subordinated term loan borrowings (the "Term Loan Facility") ($10.0 million of which will comprise the remainder of the Initial Availability). The Company also expects (i) borrowings under the Credit Agreement will bear interest at LIBOR plus 275 basis points (8.37% at October 3, 1997), payable quarterly, and (ii) borrowings under the Term Loan Facility will bear interest at LIBOR plus 375 basis points (9.37% at October 3, 1997), payable quarterly. Borrowings under the Credit Agreement will be secured by liens on substantially all the Company's assets (including accounts receivable and after-acquired property) and a pledge of the capital stock of the Founding Companies and each of the Company's other subsidiaries. Borrowings under the Credit Agreement are expected to be used to pay a portion of the aggregate purchase price for the Acquisitions and for general corporate purposes, which may include future acquisitions. The Company expects that the Credit Agreement will require the Company to comply with various loan covenants, including (i) maintenance of certain financial ratios; (ii) restrictions on additional indebtedness; and
(iii) restrictions on liens, guarantees, advances and dividends. The Company anticipates the Credit Agreement will extend through October 1999 and all outstanding principal and accrued and unpaid interest under the Revolving Credit Facility and the Term Loan Facility as of that date will be due and payable on that date. The Company also anticipates the Credit Agreement will contain mandatory prepayment provisions requiring prepayment of outstanding borrowings from the issuance of debt or equity securities for cash and any proceeds from other borrowings. In connection with the Credit Agreement, the Company will issue to the Lender a warrant to acquire 175,000 shares of Common Stock at an exercise price equal to the initial per share price to the public in the Offering. The consideration for that warrant will be $1,750 and the warrant is expected to be exercisable for five years from its date of issuance.

  Registration Statement

     In August 1997, the Company filed a registration statement on Form S-1 for the Offering. An investment in shares of Common Stock involves a high degree of risk, including, among others, absence of a combined operating history, risks relating to the Company's acquisition strategy, risks relating to acquisition financing, reliance on key personnel and a substantial portion of the proceeds from the Offering payable to affiliates of the Founding Companies.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Woodson Companies:

     We have audited the accompanying combined balance sheets of The Woodson Companies (as defined in Note 1) as of December 31, 1995 and 1996, and the related combined statements of operations, shareholders' equity and cash flows for the three years in the period ended December 31, 1996. These financial statements are the responsibility of the management of The Woodson Companies. Our responsibility is to express an opinion on these combined financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of The Woodson Companies as of December 31, 1995 and 1996, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
July 18, 1997 (except with respect
to the matter discussed in
Note 12, as to which
the date is July 31, 1997).

                             THE WOODSON COMPANIES

                            COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                DECEMBER 31
                                                              ----------------     JUNE 30,
                                                               1995      1996        1997
                                                              ------    ------    -----------
                                                                                  (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  852    $1,117      $ 1,919
  Accounts receivable.......................................     343       103          433
  Contracts receivable......................................   2,871     1,315        4,320
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................      45        --        1,053
  Inventory.................................................     179       243          364
  Available-for-sale securities, at fair value..............   1,249     1,603           81
  Other current assets......................................     480       861          203
                                                              ------    ------      -------
          Total current assets..............................   6,019     5,242        8,373
PROPERTY, PLANT AND EQUIPMENT, net..........................   1,872     2,956        4,348
OTHER ASSETS:
  Notes receivable from related parties.....................     560       657          657
  Other.....................................................     556       301          270
                                                              ------    ------      -------
          Total assets......................................  $9,007    $9,156      $13,648
                                                              ======    ======      =======
                            LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Short-term borrowings.....................................  $   --    $  229      $   994
  Notes payable to shareholders.............................      --       450           --
  Current maturities of long-term debt......................      19        --           --
  Accounts payable..........................................     234       510        1,813
  Accrued expenses..........................................     138       250        1,416
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................   1,000        --          718
                                                              ------    ------      -------
          Total liabilities.................................   1,391     1,439        4,941
                                                              ------    ------      -------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock..............................................      98        98           98
  Additional paid-in capital................................      25        25           25
  Retained earnings.........................................   7,382     7,275        8,570
  Net unrealized gain on available-for-sale securities, net
     of deferred income taxes...............................     111       319           14
                                                              ------    ------      -------
          Total shareholders' equity........................   7,616     7,717        8,707
                                                              ------    ------      -------
          Total liabilities and shareholders' equity........  $9,007    $9,156      $13,648
                                                              ======    ======      =======

    The accompanying notes are an integral part of these combined financial statements.

                             THE WOODSON COMPANIES

                       COMBINED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                SIX MONTHS
                                                 YEAR ENDED DECEMBER 31        ENDED JUNE 30
                                               ---------------------------   -----------------
                                                1994      1995      1996      1996      1997
                                               -------   -------   -------   -------   -------
                                                                                (UNAUDITED)
REVENUE......................................  $ 7,786   $18,075   $17,933   $10,689   $18,104
COSTS AND EXPENSES:
  Cost of revenue............................    5,874    12,716    13,561     7,833    15,243
  Selling, general and administrative
     expenses................................    3,011     2,672     2,968     1,479     1,435
  Depreciation and amortization..............      728       574       562       291       455
                                               -------   -------   -------   -------   -------
     Operating income (loss).................   (1,827)    2,113       842     1,086       971
OTHER INCOME (EXPENSE):
  Interest income............................       20        25        86        40        64
  Interest expense...........................     (101)     (109)      (35)       (6)      (45)
  Other......................................       96        69       357        99       496
                                               -------   -------   -------   -------   -------
          Total other income (expense).......       15       (15)      408       133       515
                                               -------   -------   -------   -------   -------
INCOME (LOSS) BEFORE INCOME
  TAXES......................................   (1,812)    2,098     1,250     1,219     1,486
INCOME TAXES PROVISION (BENEFIT).............      (86)       91        91        17       191
                                               -------   -------   -------   -------   -------
NET INCOME (LOSS)............................  $(1,726)  $ 2,007   $ 1,159     1,202     1,295
                                               =======   =======   =======   =======   =======
PRO FORMA INFORMATION (UNAUDITED) (Note 2)
  Income (loss) before income taxes..........  $(1,812)  $ 2,098   $ 1,250     1,219     1,486
  Pro forma income taxes.....................       --       839       500       488       594
                                               -------   -------   -------   -------   -------
  Pro forma net income (loss)................  $(1,812)  $ 1,259   $   750       731       892
                                               =======   =======   =======   =======   =======

    The accompanying notes are an integral part of these combined financial statements.

                             THE WOODSON COMPANIES

                  COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                            NET UNREALIZED
                                COMMON STOCK      ADDITIONAL                GAIN (LOSS) ON
                             ------------------    PAID-IN     RETAINED   AVAILABLE-FOR-SALE
                              SHARES     AMOUNT    CAPITAL     EARNINGS       SECURITIES            TOTAL
                             ---------   ------   ----------   --------   ------------------   ---------------
BALANCE AT DECEMBER 31,
  1993.....................  76,057.50    $98        $25       $ 7,384          $(138)             $ 7,369
  Dividends................         --     --         --          (193)            --                 (193)
  Net loss.................         --     --         --        (1,726)            --               (1,726)
  Change in valuation
     allowance for net
     unrealized gain (loss)
     on available-for-sale
     securities............         --     --         --            --            (97)                 (97)
                             ---------    ---        ---       -------          -----              -------
BALANCE AT DECEMBER 31,
  1994.....................  76,057.50     98         25         5,465           (235)               5,353
  Dividends................         --     --         --           (90)            --                  (90)
  Net income...............         --     --         --         2,007             --                2,007
  Change in valuation
     allowance for net
     unrealized gain (loss)
     on available-for-sale
     securities............         --     --         --            --            346                  346
                             ---------    ---        ---       -------          -----              -------
BALANCE AT DECEMBER 31,
  1995.....................  76,057.50     98         25         7,382            111                7,616
  dividends................         --     --         --        (1,266)            --               (1,266)
  Net income...............         --     --         --         1,159             --                1,159
  Change in valuation
     allowance for net
     unrealized gain (loss)
     on available-for-sale
     securities............         --     --         --            --            208                  208
                             ---------    ---        ---       -------          -----              -------
BALANCE AT DECEMBER 31,
  1996.....................  76,057.50     98         25         7,275            319                7,717
  Net income...............         --     --         --         1,295             --                1,295
  Change in valuation
     allowance for net
     unrealized gain (loss)
     on available-for-sale
     securities............         --     --         --            --           (305)                (305)
                             ---------    ---        ---       -------          -----              -------
BALANCE AT JUNE 30, 1997...  76,057.50    $98        $25       $ 8,570          $  14              $ 8,707
                             =========    ===        ===       =======          =====              =======

    The accompanying notes are an integral part of these combined financial statements.

                             THE WOODSON COMPANIES

                       COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                   SIX MONTHS
                                                                                                     ENDED
                                                                 YEAR ENDED DECEMBER 31             JUNE 30
                                                              -----------------------------    ------------------
                                                               1994       1995       1996       1996       1997
                                                              -------    -------    -------    -------    -------
                                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(1,726)   $ 2,007    $ 1,159    $ 1,202    $ 1,295
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities --
    Depreciation and amortization...........................      728        574        562        291        455
    Provision for doubtful accounts.........................      217          4         --         --         --
    (Gain) loss on sale of property, plant and equipment....      (68)        98       (340)      (101)        --
    Realized gains on sale of available-for-sale
      securities............................................       --         --         --         --       (517)
    Dividend income.........................................       --         --        (36)       (24)        --
    Deferred income taxes...................................      (86)        91         91         17        190
    Changes in operating assets and liabilities --
      (Increase) decrease in --
        Accounts receivable.................................       67       (231)       240        288       (330)
        Contracts receivable................................    1,036     (1,349)     1,556       (891)    (3,005)
        Cost and estimated earnings in excess of billings on
          uncompleted contracts.............................     (141)       179         45       (328)    (1,053)
        Inventory...........................................       17         24        (64)       (86)      (121)
        Other current assets................................     (193)       248         71        373        207
        Other assets........................................       75         (9)       (15)       (20)        (2)
      Increase (decrease) in --
        Accounts payable and accrued expenses...............     (708)       176        388      1,108      2,469
        Billings in excess of costs and estimated earnings
          on uncompleted contracts..........................       --      1,000     (1,000)      (550)       718
                                                              -------    -------    -------    -------    -------
          Net cash provided by (used in) operating
            activities......................................     (782)     2,812      2,657      1,279        306
                                                              -------    -------    -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of capital assets......................       71        182        427          1        239
  Capital expenditures......................................     (314)    (1,039)    (1,801)      (562)      (994)
  Purchase of investments...................................      (30)      (124)       (93)       (56)        --
  Proceeds from sale of investments.........................       --         --        113         --      2,028
  Collections on amounts due from affiliate.................       19        192         --         --         --
  (Advances) collections on notes receivable, net...........        5        (45)      (392)        25         --
                                                              -------    -------    -------    -------    -------
          Net cash provided by (used in) investing
            activities......................................     (249)      (834)    (1,746)      (592)     1,273
                                                              -------    -------    -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loans against cash surrender value of
    officers' life insurance policies.......................      142         --         --         --         --
  Proceeds from notes payable...............................    1,206      3,846        615         --         --
  Proceeds from issuance of notes payable to shareholders...    1,260         --        450         --         --
  Principal payments on notes payable.......................     (733)    (4,582)      (445)       (14)      (327)
  Principal payments on notes payable to shareholders.......   (1,050)      (420)        --         --       (450)
  Payment of dividends to shareholders......................     (193)       (90)    (1,266)    (1,260)        --
                                                              -------    -------    -------    -------    -------
          Net cash provided by (used in) financing
            activities......................................      632     (1,246)      (646)    (1,274)      (777)
                                                              -------    -------    -------    -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     (399)       732        265       (587)       802
CASH AND CASH EQUIVALENTS, beginning of period..............      519        120        852        852      1,117
                                                              -------    -------    -------    -------    -------
CASH AND CASH EQUIVALENTS, end of period....................  $   120    $   852    $ 1,117    $   265    $ 1,919
                                                              =======    =======    =======    =======    =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for --
    Interest................................................  $   101    $   102    $    35    $     6    $    45
  Non-cash investing and financing activities:
    Purchase of assets through assumption of debt...........       --         --         --         --      1,093

    The accompanying notes are an integral part of these combined financial statements.

                             THE WOODSON COMPANIES

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION

  Principles of Combination

     The accompanying combined financial statements include the accounts of the following corporations, all headquartered in Lafayette, Louisiana, which are related by the common ownership of immediate family members:

        Woodson Construction Company, Inc. (WCC)
        Laine Construction Company, Inc. (Laine)
        Kori Corporation (Kori)
        EnviroSystems, Inc. (Enviro)

     Financial statements for the aforementioned companies (collectively, "The Woodson Companies" or the "Companies") have been prepared on a combined basis due to the Companies' common ownership by immediate family members acting as a control group.

  Description of Operations

     WCC and Laine are in the business of constructing pipelines for the oil and gas industry primarily offshore Louisiana, Texas, Mississippi and Alabama. WCC secures contracts with customers and subcontracts substantially all the work to Laine, which is owned by several officers of WCC.

     Kori manufactures amphibious undercarriages for use primarily in marine construction in the transition zone (from zero to 20 feet in depth). As an Original Equipment Manufacturer ("OEM"), Kori supplies amphibious undercarriages to companies that manufacture and/or distribute excavators

     Enviro performs sight assessments and on-site remediation of petroleum-based products. Enviro also assists customers in the preparation and submission of applications for reimbursement to the Louisiana Department of Environmental Quality. All of Enviro's revenue is derived from sources within the State of Louisiana.

     Although the Companies have experienced growth in revenue over the past few years, there is an inherent concentration of credit risk associated with contracts receivable from their major customers. At December 31, 1995 and 1996, two customers comprised approximately 42 percent and 61 percent, respectively, of the total contracts receivable balance. As the Companies have historically funded their operations with cash flows from operations, the combined entity may be impacted by its dependence on a limited number of customers. Management believes the risk is mitigated by the long-standing business relationships with and reputation of the Companies' major customers. Although there is no assurance with regard to the future business associations between the Companies and their major customers, management believes the Companies do not have a significant concentration of risk at December 31, 1995 and 1996. See Note 13 for a summary of sales to major customers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

                             THE WOODSON COMPANIES

  Cash and Cash Equivalents

     Cash equivalents consist of highly liquid debt instruments purchased with original maturities of three months or less.

  Inventory

     Inventories represent raw materials and production supplies and are stated at cost using the specific-identification method. Cost is not in excess of market. At December 31, 1995 and 1996, the amount of inventory (including materials and work-in-process) held was approximately $179,000 and $243,000, respectively. Work-in-process inventory historically has not been significant.

  Property, Plant and Equipment

     Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line and accelerated methods based on the estimated useful lives of the assets, which range from five to 31.5 years. Additions, improvements and renewals significantly adding to the asset value or extending the life of the asset are capitalized. Ordinary maintenance and repairs which do not extend the physical or economic lives of the plant or equipment are charged to expense as incurred (see Note 5 for a summary of property, plant and equipment).

  Revenue Recognition

     Revenues from construction contracts, which are typically of short duration, are recognized on the percentage-of-completion method. Under this method, the percentage of completion is determined by comparing contract costs incurred to date with total estimated contract costs. Income is recognized by applying the percentage complete to the projected total income for each contract in progress. Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies and tools. Revisions in cost and income estimates are reflected in the accounting period in which the facts requiring revision become known. In addition, anticipated losses to be incurred on contracts in progress are charged to income as soon as such losses can be determined.

  Fair Value of Financial Instruments

     The Woodson Companies consider the fair value of all financial instruments to not be materially different from their carrying values at each year-end based on management's estimate of the Companies' ability to borrow funds under terms and conditions similar to those applicable to the Companies' existing debt.

  Income Taxes

     The Companies account for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the Companies recognize deferred tax liabilities and assets for the expected future tax consequences of events recognized differently in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation allowance should be provided. Income tax expense is the tax payable for the year and the change during the year in deferred tax assets and liabilities.

     The Woodson Companies' shareholders have elected to have two of the combined companies (Laine and Enviro) taxed as S Corporations for federal and state income tax purposes whereby shareholders are liable for individual federal and state income taxes on their allocated portions of the applicable entity's taxable income.

                             THE WOODSON COMPANIES

Accordingly, the historical financial statements do not include provisions for income taxes relating to those entities.

     Pro forma net income (loss) consists of the historical net income (loss) of the Companies, including two S Corporations, adjusted for income taxes that would have been recorded had each company operated as a C Corporation.

  Recent Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Woodson Companies adopted SFAS No. 121 on January 1, 1996. The impact of adopting this standard did not have a material impact on the Companies' combined results of operations.

  Interim Financial Information

     The interim combined balance sheet as of June 30, 1997 and combined statements of operations for the six months ended June 30, 1996 and 1997 are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim combined financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

3. CONTRACTS AND ACCOUNTS RECEIVABLE

     Amounts due on contracts as of the dates shown are as follows (in thousands):

                                                                DECEMBER 31
                                                              ----------------
                                                               1995      1996
                                                              ------    ------
Completed contracts.........................................  $  469    $  908
Contracts in progress --
  Current...................................................   1,496       250
  Retainage due within one year.............................     906       157
                                                              ------    ------
                                                              $2,871    $1,315
                                                              ======    ======

     The portion of the retainage due in excess of one year is not significant.

     The Woodson Companies' accounts receivable balances as of December 31, 1995 and 1996 were approximately $343,000 and $103,000, respectively. The Woodson Companies charge uncollectible receivables (contracts and accounts) to expense when available information indicates that it is probable that the assets have been impaired. Bad debt expense amounted to $217,000, $4,000 and $-- for the years ended December 31, 1994, 1995 and 1996, respectively.

                             THE WOODSON COMPANIES

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Information with respect to uncompleted contracts as of the dates shown is as follows (in thousands):

                                                                DECEMBER 31
                                                              ---------------
                                                               1995      1996
                                                              -------    ----
Costs incurred on uncompleted contracts.....................  $ 5,736    $--
Estimated profit earned to date.............................    1,270     --
                                                              -------    ---
                                                                7,006     --
Less -- Billings to date....................................   (7,961)    --
                                                              -------    ---
                                                              $  (955)   $--
                                                              =======    ===

     The above amounts are included in the accompanying balance sheets under the following captions (in thousands):

                                                                DECEMBER 31
                                                              ---------------
                                                               1995      1996
                                                              -------    ----
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................  $    45    $--
Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................   (1,000)    --
                                                              -------    ---
                                                              $  (955)   $--
                                                              =======    ===

5. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following at the dates shown (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1995      1996
                                                              ------    ------
Buildings...................................................  $  750    $  490
Machinery and equipment.....................................   5,325     5,953
Furniture and fixtures......................................     594       661
Transportation equipment....................................   1,520     1,500
                                                              ------    ------
                                                               8,189     8,604
Less -- Accumulated depreciation and amortization...........   6,317     5,648
                                                              ------    ------
                                                              $1,872    $2,956
                                                              ======    ======

     The Woodson Companies lease certain equipment used in the normal course of their operations typically under month-to-month lease agreements. During the years ended December 31, 1994, 1995 and 1996, the Companies expensed $650,000, $1,783,000 and $1,920,000, respectively, relating to these leases.

6. AVAILABLE-FOR-SALE SECURITIES

     In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Companies' marketable equity securities are included in an available-for-sale caption in the accompanying

                             THE WOODSON COMPANIES
balance sheets and are carried at market value, with the difference between cost and market value, net of related tax effects, included as a component of shareholders' equity computed as follows (in thousands):

                                                                DECEMBER 31
                                                              ----------------
                                                               1995      1996
                                                              ------    ------
Fair value..................................................  $1,249    $1,603
Cost........................................................   1,084     1,121
                                                              ------    ------
  Gross unrealized gain.....................................     165       482
Deferred tax effects........................................      54       163
                                                              ------    ------
  Net unrealized gain.......................................  $  111    $  319
                                                              ======    ======

     Subsequent to December 1996, the Companies sold certain marketable equity securities for net proceeds of $1,578,000. This transaction resulted in a gain of $516,000, before related tax effects. Additionally, as a result of this sale, the net unrealized gain on available-for-sale securities, net of deferred income taxes, will be reduced by $305,000.

7. SUMMARY OF FINANCING ARRANGEMENTS

     Short-term borrowings and notes payable to nonaffiliates consist of the following (in thousands):

                                                               DECEMBER 31
                                                              -------------
                                                              1995    1996
                                                              ----    -----
Note payable to an insurance company in monthly installments of $70,000, including interest at 7.45%, maturing April
  15, 1997..................................................  $ --    $ 209
Note payable to an equipment company in monthly installments of $3,000, including interest, maturing July 9, 1997,
  secured by machinery and equipment........................    --       20
Note payable to contractor in monthly installments of
  $2,000, including interest, paid in 1996, secured by
  machinery and equipment...................................    19       --
                                                              ----    -----
          Total financing obligations to nonaffiliates......    19      229
Less -- Current portion.....................................   (19)    (229)
                                                              ----    -----
  Long-term balance.........................................  $ --    $  --
                                                              ====    =====

8. INCOME TAXES

     Federal income taxes are as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31
                                                            ------------------------
                                                            1994      1995      1996
                                                            ----      ----      ----
Federal provision (benefit) --
  Current.................................................  $ --
  Deferred................................................   (86)       91        91

                             THE WOODSON COMPANIES

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 34 percent to income
(loss) before income taxes as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31
                                                             -----------------------
                                                             1994     1995     1996
                                                             -----    -----    -----
Provision at the statutory rate............................  $(616)   $ 713    $ 425
Increase resulting from --
  Permanent differences --
     S Corporation nontaxable income.......................    300     (642)    (346)
     Recognition of valuation allowance on net operating
       loss carryforwards..................................    237       --       --
     Expenses not deductible for tax purposes..............      7       18        5
     State income tax and other, net.......................    (14)       2        7
                                                             -----    -----    -----
                                                             $ (86)   $  91    $  91
                                                             =====    =====    =====

     Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following (in thousands):

                                                               DECEMBER 31
                                                              --------------
                                                              1995     1996
                                                              ----    ------
Tax benefit of net operating loss carryforwards, net of
  valuation allowance of $237...............................  $272    $  265
Tax effect on deferred gain on available-for-sale
  securities................................................   (54)     (163)
Other accrued expenses not deductible for tax purposes......    84        10
Basis differences on property, plant and equipment..........     5        (6)
                                                              ----    ------
          Net deferred tax assets...........................  $307    $  106
                                                              ====    ======

     The net deferred tax assets and liabilities are comprised of the following (in thousands):

                                                              DECEMBER 31
                                                              ------------
                                                              1995    1996
                                                              ----    ----
Deferred tax assets --
  Current...................................................  $ --    $ --
  Long-term.................................................   361     275
                                                              ----    ----
          Total.............................................   361     275
                                                              ----    ----
Deferred tax liabilities --
  Current...................................................    --      --
  Long-term.................................................    54     169
                                                              ----    ----
          Total.............................................    54     169
                                                              ----    ----
          Net deferred income tax assets....................  $307    $106
                                                              ====    ====

9. RELATED-PARTY TRANSACTIONS

     On December 31, 1996, the Companies advanced to their shareholders $450,000 pursuant to three promissory notes. The promissory notes are payable to the Companies on demand, bear interest annually at a rate of 8 percent and are included in other current assets in the accompanying balance sheets.

                             THE WOODSON COMPANIES

     During December 1996, the Companies issued three unsecured promissory notes to their shareholders, payable on demand and bearing interest at 8 percent. The balance on the notes payable to the shareholders at December 31, 1996, was $450,000.

     The companies lease office space from certain of their shareholders. The amount recorded as expense related to this lease was $142,200 for each of the three years ended December 31, 1994, 1995 and 1996.

     In addition to the above transactions, WCC sold certain buildings, land and improvements during the years ended December 31, 1995 and 1996 to companies owned by three of its officers who are also immediate family members of a major shareholder for a total of $567,000 and $106,000, respectively. WCC realized a loss on the transaction in the amount of $96,000 and a gain of $100,000 during the years ended December 31, 1995 and 1996, respectively. These transactions resulted in notes receivable from related parties as follows (in thousands):

                                                              DECEMBER 31
                                                              ------------
                                                              1995    1996
                                                              ----    ----
Notes receivable from related parties, dated December 29,
  1995 and January 2, 1996, payable in 30 annual
  installments ranging from $2,000 to $9,000, including
  principal and interest....................................  $567    $665
  Less -- Current portion...................................    (7)     (8)
                                                              ----    ----
     Long-term receivable...................................  $560    $657
                                                              ====    ====

     These notes receivable resulted in interest income of $43,000 for the year ended December 31, 1996.

10. RETIREMENT PLAN

     The Woodson Companies Employee Profit Sharing Plan ("the Plan") provides for contributions of up to 10 percent of the annual compensation of each participant. The Plan includes employees of at least 21 years of age with one year of completed service. Participants who became eligible after January 1, 1990 remain nonvested until the completion of five years of service, at which time the participants become 100 percent vested. The Companies have obtained a favorable tax determination letter from the Internal Revenue Service with respect to the Plan.

     The Woodson Companies made Plan contributions of $--, $30,000 and $26,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

11. SHAREHOLDERS' EQUITY

     The components of capital stock as of December 31, 1995 and 1996 are as follows (in thousands except share and per-share information):

                                                                        PAR VALUE
                                    CLASS OF     SHARES      SHARES      STATED     STATED
             COMPANY                 SHARES    AUTHORIZED    ISSUED     PER SHARE   VALUE
             -------                --------   ----------   ---------   ---------   ------
WCC...............................   Common     200,000     75,000.00    $     1     $75
Laine.............................   Common         500          7.50    $   100       1
Kori..............................   Common       5,000        750.00    $    10       7
Enviro............................   Common      10,000        300.00     No Par      15
                                                            ---------                ---
          Total capital stock.....                          76,057.50                $98
                                                            =========                ===

                             THE WOODSON COMPANIES

12. COMMITMENTS AND CONTINGENCIES

  Insurance

     The Woodson Companies are subject to numerous risks and uncertainties because of the nature and status of their operations. The Woodson Companies maintain insurance coverage for events and in amounts that they deem appropriate. With the exception of certain uninsured punitive damage claims which cannot reasonably be estimated at this time as described under the heading "Litigation," management believes that uninsured losses, if any, will not be materially adverse to the Companies' financial position or results of operations.

     The Woodson Companies maintain a self-insurance program for their workers' compensation claims. The insurance carrier requires the Companies to retain $81,000 in a money market account and a $37,000 escrow fund, which the Companies have included in other assets in the accompanying balance sheets. The program provides for self-insurance coverage of $10,000 per occurrence, subject to a maximum exposure of $50,000 per year. No expenses were accrued relative to the self-insurance program for the periods shown in the statements of operations.

  Litigation

     The Companies are currently involved in two class action lawsuits for unspecified personal injury and property damages arising from events in October 1991 and January 1992 during the course of a pipeline installation project for a third party gas transmission company. One of the class actions, involving approximately 9,840 class members, entitled Rivera v. United Gas Pipeline Co.,No. 28738, was instituted against Woodson Construction Company, Inc. on October 29, 1991 in the 40th Judicial District Court, Parish of St. John the Baptist, State of Louisiana, and the other class action, involving approximately 7,858 class members, entitled Husseiney v. United Gas Pipeline Co., No. 29089, was instituted on January 27, 1992 against Woodson Construction Company, Inc. in the 40th Judicial District Court, Parish of St. John the Baptist, State of Louisiana. The claims of 24 representative class members in each case were tried in 1995, and judgments were rendered against Woodson Construction Company, Inc., which were later affirmed by the court of appeal. In the Rivera lawsuit, five of the 24 representative plaintiffs were awarded compensatory damages of $7,500 in the aggregate, but punitive damages were denied. In the Husseiney lawsuit, compensatory damages of $18,589 and punitive damages of $9,500 in the aggregate were assessed against Woodson Construction Company, Inc. in favor of 16 of the 24 representative plaintiffs. In both lawsuits, the compensatory damages awarded are expected to be covered by the Companies' insurance, but punitive damage awards are not expected to be covered by insurance. The compensatory and punitive damages awarded to the 16 representative class members varied according to the representatives' proximity to the incident and individual experience with respect to it. The amount of compensatory and punitive damages applicable to the remaining 7,834 class members who seek to adjudicate their damage claims will be litigated on an individual basis. Until those remaining damage claims are finally adjudicated, settled, dismissed or otherwise terminated, the total amount of the punitive damages to which the Companies may be subject cannot reasonably be estimated, and there can be no assurance that it will not be materially adverse to the Woodson Companies' financial position or results of operations. In July 1997, all parties involved applied to the Louisiana Supreme Court for further discretionary review of the existing judgments. The Companies believe that there are meritorious arguments favorable to their position, but are unable to predict whether the Louisiana Supreme Court will grant relief from the judgments.

     The Companies are involved in various other lawsuits arising in the ordinary course of business, some of which involve substantial claims for damages. While the outcome of these other lawsuits cannot be predicted with certainty, management believes these other matters will not have a material adverse effect on the combined financial position or results of operations of the Companies.

                             THE WOODSON COMPANIES

13. SALES TO MAJOR CUSTOMERS

     The customer bases for the Companies are primarily concentrated in the oil and gas industry. The revenue earned from each customer varies from year to year based on the contracts awarded. Sales to customers comprising 10 percent or more of the Companies' total revenue are summarized as follows:

                                                               YEAR ENDED DECEMBER 31
                                                               -----------------------
                                                               1994     1995     1996
                                                               -----    -----    -----
Customer A..................................................   19.7%    13.7%    10.1%
Customer B..................................................   17.8       --       --
Customer C..................................................     --     32.8     55.0

14. SUBSEQUENT EVENTS

     The Woodson Companies and their shareholders expect to enter into definitive agreements with TransCoastal Marine Services, Inc. ("TCMS"), pursuant to which all the outstanding shares of the common stock of WCC, Kori and Enviro will be acquired for TCMS common stock in three separate merger transactions, and all the outstanding shares of the common stock of Laine will be purchased for cash and shares of TCMS common stock concurrently with the closing of the Offering (the "Offering") of the common stock of TCMS.

     Shortly before the closing of the Offering, the Companies' shareholders will elect to terminate the status as an S corporation for Laine and Enviro and those companies will become subject to federal and state income taxes. Prior to their termination as S corporations, subject to the terms of the acquisition agreements, the Companies must refrain from declaring or paying any dividends or Subchapter S distributions to any shareholders, directors, management sales agents, employees or other personnel, except for dividends and distributions to shareholders paid or declared in 1997 which in the aggregate do not exceed 43.2% of the Companies' pretax income during 1997 excluding certain other mutually agreed-to distributions, through the earlier of September 30, 1997 or the Closing Date.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The CSI Companies:

     We have audited the accompanying combined balance sheets of The CSI Companies (as defined in Note 1), as of December 31, 1995 and 1996, and the related combined statements of operations, owners' equity and cash flows for each of the two years in the period ended May 31, 1995, the seven months ended December 31, 1995, and the year ended December 31, 1996. These financial statements are the responsibility of the management of The CSI Companies. Our responsibility is to express an opinion on these combined financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of The CSI Companies, as of December 31, 1995 and 1996, and the combined results of their operations and their cash flows for each of the two years in the period ended May 31, 1995, the seven months ended December 31, 1995 and the year ended December 31, 1996, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
July 18, 1997 (except with
respect to the matter discussed
in Note 10, as to which the date is
July 31, 1997)

                               THE CSI COMPANIES

                            COMBINED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                DECEMBER 31,
                                                              -----------------
                                                               1995      1996      JUNE 30, 1997
                                                              ------    -------    -------------
                                                                                    (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents................................   $  758    $   571       $   872
  Restricted cash equivalents..............................       --        460           460
  Accounts receivable......................................    2,534      1,368         4,490
  Available-for-sale securities, at fair value.............    2,418        522           151
  Receivables from related parties.........................      282        746           760
  Other current assets.....................................      167        708           478
                                                              ------    -------       -------
          Total current assets.............................    6,159      4,375         7,211
PROPERTY, PLANT AND EQUIPMENT, net.........................    1,400      3,109         7,053
OTHER ASSETS...............................................       42         18            39
                                                              ------    -------       -------
          Total assets.....................................   $7,601    $ 7,502       $14,303
                                                              ======    =======       =======

                                 LIABILITIES AND OWNERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt.....................   $1,144    $   355       $ 1,069
  Accounts payable.........................................      718      1,591           140
  Accrued expenses.........................................      192        282         2,780
  Income taxes payable.....................................      217        478         1,196
                                                              ------    -------       -------
          Total current liabilities........................    2,271      2,706         5,185
                                                              ------    -------       -------
DEFERRED INCOME TAX LIABILITY..............................      630        561           670
LONG-TERM DEBT.............................................       25      1,738         4,696
COMMITMENTS AND CONTINGENCIES
OWNERS' EQUITY:
  Common stock.............................................      264        264           264
  Additional paid-in capital...............................      380        380           380
  Retained earnings........................................    4,031      4,417         5,672
  Treasury stock, at cost, 83.3 shares as of December 31,
     1996 and March 31, 1997...............................       --     (2,564)       (2,564)
                                                              ------    -------       -------
          Total owners' equity.............................    4,675      2,497         3,752
                                                              ------    -------       -------
          Total liabilities and owners' equity.............   $7,601    $ 7,502       $14,303
                                                              ======    =======       =======

    The accompanying notes are an integral part of these combined financial statements.

                               THE CSI COMPANIES

                       COMBINED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                       SIX MONTHS
                                      YEAR ENDED      SEVEN MONTHS                        ENDED
                                        MAY 31            ENDED        YEAR ENDED        JUNE 30
                                    ---------------   DECEMBER 31,    DECEMBER 31,   ---------------
                                     1994     1995        1995            1996        1996     1997
                                    ------   ------   -------------   ------------   ------   ------
                                                                                       (UNAUDITED)
REVENUE...........................  $5,331   $5,226      $6,041          $8,447      $3,815   $9,606
COSTS AND EXPENSES:
  Cost of revenue.................   2,964    3,334       3,010           5,264       2,463    5,651
  Selling, general and
     administrative expenses......   1,725    2,285       1,282           2,435       1,160    1,270
  Depreciation and amortization...     288      269         177             359         202      245
                                    ------   ------      ------          ------      ------   ------
     Operating income (loss)......     354     (662)      1,572             389         (10)   2,440
OTHER INCOME (EXPENSE):
  Interest income.................      84      117          80             159          33       72
  Interest expense................     (14)      (5)        (11)           (137)        (28)    (214)
  Other...........................      73       14          (6)            (25)         54      (28)
                                    ------   ------      ------          ------      ------   ------
          Total other income
            (expense).............     143      126          63              (3)         59     (170)
                                    ------   ------      ------          ------      ------   ------
INCOME (LOSS) BEFORE
  INCOME TAXES....................     497     (536)      1,635             386          49    2,270
INCOME TAXES PROVISION
  (BENEFIT).......................     190     (150)        642             205          84      931
EXTRAORDINARY GAIN................      --       --          --             342         342       --
                                    ------   ------      ------          ------      ------   ------
NET INCOME (LOSS).................  $  307   $ (386)     $  993          $  523      $  307   $1,339
                                    ======   ======      ======          ======      ======   ======
PRO FORMA INFORMATION
  (UNAUDITED)(NOTE 2)
  Income (loss) before income
     taxes........................  $  497   $ (536)     $1,635          $  386      $   49   $2,270
  Extraordinary gain..............      --       --          --             342         342       --
  Pro forma income taxes..........     222     (125)        684             356         156      940
                                    ------   ------      ------          ------      ------   ------
Pro forma net income (loss).......  $  275   $ (411)     $  951          $  372      $  235   $1,330
                                    ======   ======      ======          ======      ======   ======

     The accompanying notes are an integral part of these combined financial statements.

                               THE CSI COMPANIES

                     COMBINED STATEMENTS OF OWNERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                         COMMON STOCK     ADDITIONAL
                                        ---------------    PAID-IN     RETAINED   TREASURY
                                        SHARES   AMOUNT    CAPITAL     EARNINGS    STOCK      TOTAL
                                        ------   ------   ----------   --------   --------   -------
BALANCE AT MAY 31, 1993...............  1,166     $264       $380       $3,117    $    --    $ 3,761
NET INCOME............................     --       --         --          307         --        307
                                        -----     ----       ----       ------    -------    -------
BALANCE AT MAY 31, 1994...............  1,166      264        380        3,424         --      4,068
NET LOSS..............................     --       --         --         (386)        --       (386)
                                        -----     ----       ----       ------    -------    -------
BALANCE AT MAY 31, 1995...............  1,166      264        380        3,038         --      3,682
NET INCOME............................     --       --         --          993         --        993
                                        -----     ----       ----       ------    -------    -------
BALANCE AT DECEMBER 31, 1995..........  1,166      264        380        4,031         --      4,675
DISTRIBUTION TO PARTNER OF HARGETT
  INVESTMENTS LLC.....................     --       --         --         (137)        --       (137)
NET INCOME............................     --       --         --          523         --        523
PURCHASE OF TREASURY STOCK............    (83)      --         --           --     (2,564)    (2,564)
                                        -----     ----       ----       ------    -------    -------
BALANCE AT DECEMBER 31, 1996..........  1,083      264        380        4,417     (2,564)     2,497
DISTRIBUTION TO PARTNER OF HARGETT
  INVESTMENT LLC......................     --       --         --          (84)        --        (84)
NET INCOME (Unaudited)................     --       --         --        1,339         --      1,339
                                        -----     ----       ----       ------    -------    -------
BALANCE AT JUNE 30, 1997
  (Unaudited).........................  1,083     $264       $380       $5,672    $(2,564)   $ 3,752
                                        =====     ====       ====       ======    =======    =======

    The accompanying notes are an integral part of these combined financial statements.

                               THE CSI COMPANIES

                       COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                 YEAR ENDED        SEVEN MONTHS                     SIX MONTHS ENDED
                                                   MAY 31             ENDED         YEAR ENDED          JUNE 30
                                              -----------------    DECEMBER 31,    DECEMBER 31,    ------------------
                                               1994       1995         1995            1996         1996       1997
                                              -------    ------    ------------    ------------    -------    -------
                                                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................  $   307    $ (386)     $   993         $   523       $   307    $ 1,339
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities --
    Depreciation and amortization...........      288       269          177             359           202        245
    Provision for doubtful accounts.........       41         6            6              24            --         40
    Deferred tax provision (benefit)........      214       (97)         349             (69)          (74)       109
    Extraordinary gain......................       --        --           --            (342)         (342)        --
    (Gain) loss on sale of property, plant
      and equipment.........................       61        13           --              19             6         --
    Changes in operating assets and
      liabilities --
      (Increase) decrease in --
        Restricted cash equivalents.........       --        --           --            (460)           --         --
        Accounts receivable.................      (53)      146       (1,872)          1,142           433     (3,162)
        Receivables from related parties....     (264)       --          (18)           (728)         (401)       (14)
        Other current assets................      200      (168)         171            (541)         (153)       230
        Other assets........................      258        96           (6)             24            41        (21)
      Increase (decrease) in --
        Accounts payable and accrued
          expenses..........................      173       132          307             963            96      1,047
        Income taxes payable................      (24)      (52)         291             261            91        717
                                              -------    ------      -------         -------       -------    -------
          Net cash provided by (used in) in
            operating activities............    1,201       (41)         398           1,175           206        530
                                              -------    ------      -------         -------       -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of capital assets......       90        --           --               3             3         --
  Capital expenditures......................     (142)     (408)        (238)         (2,090)         (374)    (4,188)
  Proceeds from sale (purchase) of
    investments, net........................     (957)     (498)        (963)          1,896         1,093        371
                                              -------    ------      -------         -------       -------    -------
          Net cash provided by (used in)
            investing activities............   (1,009)     (906)      (1,201)           (191)          722     (3,817)
                                              -------    ------      -------         -------       -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payable.......     (417)     (388)        (184)         (1,201)          (58)    (1,344)
  Proceeds from issuance of notes payable...      121       530           40           2,467         1,657      5,016
  Distribution to partner of Hargett
    Investments LLC.........................       --        --           --            (137)           --        (84)
  Purchase of treasury stock................       --        --           --          (2,300)       (2,300)        --
                                              -------    ------      -------         -------       -------    -------
          Net cash provided by (used in)
            financing activities............     (296)      142         (144)         (1,171)         (701)     3,588
                                              -------    ------      -------         -------       -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...............................     (104)     (805)        (947)           (187)          227        301
CASH AND CASH EQUIVALENTS, beginning of
  period....................................    2,614     2,510        1,705             758           758        571
                                              -------    ------      -------         -------       -------    -------
CASH AND CASH EQUIVALENTS, end of period....  $ 2,510    $1,705      $   758         $   571       $   985    $   872
                                              =======    ======      =======         =======       =======    =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for --
    Interest................................  $    14    $    5      $    11         $   138       $    28    $   214
    Taxes...................................       --        --           --             102            --         --
  Exchange of receivable from related party
    for treasury stock......................       --        --           --             264            --         --

    The accompanying notes are an integral part of these combined financial statements.

                               THE CSI COMPANIES

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION

  Principles of Combination

     The accompanying combined financial statements include the accounts of the following companies, all headquartered in Lafayette, Louisiana, which are related by the common ownership of a major shareholder and immediate family members:

        CSI Hydrostatic Testers, Inc. (CSI) and its wholly owned subsidiary, Blue-Water Hydro Test

        Corporation (Blue-Water)

        Hargett Mooring and Marine, Inc. (HMMI)

        Hargett Investments LLC (HI)

     Financial statements for the aforementioned companies ("The CSI Companies" or the "Companies") have been prepared on a combined basis due to the Companies' common ownership.

  Description of Operations

     CSI is primarily engaged in testing offshore oil and gas pipelines and providing sandblasting and painting services to companies in the oil and gas industry. CSI's main operating area is in and around the Gulf of Mexico. Blue-Water had no operations as of December 31, 1996. HMMI is a marine vessel company, focused on chartering vessels for certain energy-related services. HI's operations consist of leasing office space to CSI.

     Although the Companies have experienced growth in revenue over the past few years, there is an inherent concentration of credit risk associated with contracts receivable from their major customers. At December 31, 1995 and 1996, two customers comprised approximately 55 percent and three customers comprised approximately 45 percent, respectively, of the total accounts receivable balance. As the Companies have historically funded their operations with cash flows from operations, the combined entity may be impacted by its dependence on a limited number of customers. Management believes the risk is mitigated by the long-standing business relationship with and reputation of the Companies' major clients. Although there is no assurance with regard to the future business associations between the Companies and their major customers, management believes the Companies do not have a significant concentration of risk at December 31, 1995 and 1996. See Note 12 for a summary of sales to major customers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     Cash equivalents consist of highly liquid debt instruments purchased with original maturities of three months or less.

  Restricted Cash

     Restricted cash represents cash equivalent investments to support letters of credit established by the Companies in the normal course of business with certain vendors.

                               THE CSI COMPANIES

  Property, Plant and Equipment

     Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line and accelerated methods based on the estimated useful lives of the assets, which range from three to 30 years. Additions, improvements and renewals significantly adding to the asset value or extending the life of the asset are capitalized. Ordinary maintenance and repairs which do not extend the physical or economic lives of the plant or equipment are charged to expense as incurred.

  Revenue Recognition

     The Companies follow the percentage-of-completion method of accounting for construction contracts which are typically of short duration. Under this method, the percentage of completion is determined by comparing contract costs incurred to date with total estimated contract costs. Income is recognized by applying the percentage complete to the projected total income for each contract in progress. Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies and tools. Revisions in cost and income estimates are reflected in the accounting period in which the facts requiring revision become known. In addition, anticipated losses to be incurred on contracts in progress are charged to income as soon as such losses can be determined. With regard to pipeline testing services performed, the companies recognize revenues on an as-billed basis, with an accrual made at each period end for unbilled revenue.

  Fair Value of Financial Instruments

     The CSI Companies consider the fair value of all financial instruments to not be materially different from their carrying values at each year-end based on management's estimate of the Companies' ability to borrow funds under terms and conditions similar to those applicable to the Companies' existing debt.

  Income Taxes

     The Companies account for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the Companies recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized differently in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation allowance should be provided. Income tax expense is the tax payable for the year and the change during the year in deferred tax assets and liabilities.

     One of the combining entities, HI, is a limited liability corporation. Its members are liable for individual federal and state income taxes on their allocated portions of its taxable income. Accordingly, the historical financial statements do not include provisions for income taxes relating to HI.

     Pro forma net income (loss) consists of the historical net income (loss) of the Companies', including HI, a limited liability corporation, adjusted for income taxes that would have been recorded had each Company operated as a C corporation.

  Recent Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may

                               THE CSI COMPANIES
not be recoverable. The Companies adopted SFAS No. 121 on January 1, 1996. The impact of adopting this standard did not have a material impact on the combined results of operations.

  Interim Financial Information

     The interim combined balance sheet as of June 30, 1997 and combined statements of operations for the six months ended June 30, 1996 and 1997 are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim combined financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

3. ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following as of the dates shown (in thousands):

                                                                DECEMBER 31
                                                              ----------------
                                                               1995      1996
                                                              ------    ------
Billed to customers.........................................  $2,074    $1,206
Revenues earned not yet billed..............................     460       162
                                                              ------    ------
                                                              $2,534    $1,368
                                                              ======    ======

     Bad debt expense amounted to $41,000, $6,000, $6,000 and $24,000 for the years ended May 31, 1994 and 1995, the seven months ended December 31, 1995 and the year ended December 31, 1996, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following at the dates shown (in thousands):

                                                                 DECEMBER 31
                                                              ------------------
                                                               1995       1996
                                                              -------    -------
Land........................................................  $   258    $   258
Buildings and improvements..................................    1,641      1,533
Machinery and equipment.....................................    2,983      3,370
Furniture and fixtures......................................      464         26
Marine vessels..............................................      635      2,217
                                                              -------    -------
                                                                5,981      7,404
Less -- Accumulated depreciation and amortization...........   (4,581)    (4,295)
                                                              -------    -------
                                                              $ 1,400    $ 3,109
                                                              =======    =======

     The CSI Companies lease certain equipment used in the normal course of their operations under, typically month-to-month lease agreements. During the years ended May 31, 1994 and 1995, the seven months ended December 31, 1995 and the year ended December 31, 1996, the Companies expensed $236,000, $243,000, $688,000 and $1,019,000, respectively, related to these leases.

5. AVAILABLE-FOR-SALE SECURITIES

     In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Companies' marketable equity securities are included in an available-for-sale caption in the accompanying

                               THE CSI COMPANIES
combined balance sheets and are carried at market value. The difference between cost and market value is not material.

6. SUMMARY OF FINANCING ARRANGEMENTS

     Long-term debt consists of the following (in thousands):

                                                                 DECEMBER 31
                                                              -----------------
                                                               1995       1996
                                                              -------    ------
Note payable to a finance company in monthly installments of
  $1,000, including interest at 8.50%, maturing June 1998,
  secured by equipment and a personal guarantee by an
  officer and shareholder of the Companies..................  $    36    $   25
Two notes payable to a financing company in monthly
  installments of $27,000 and $26,000, including interest at
  8.25% and 7.82%, maturing April 1996 and 1997,
  respectively, secured by unearned insurance policy
  premiums..................................................      105       162
Note payable to a bank, due in monthly installments of
  $24,000, including interest at 9.25%, maturing April 2003, secured by equipment and a personal guarantee by an
  officer and shareholder of the Companies..................       --     1,398
Note payable to a trust company.............................    1,028        --
Note payable to a bank, due in monthly installments of
  $5,000, including interest at 9.00%, maturing June 2001
  with a balloon payment of $475,000, secured by real estate and a personal guarantee by an officer and shareholder of
  the Companies.............................................       --       508
                                                              -------    ------
          Total financing obligations.......................    1,169     2,093
Less -- Current portion of long-term debt...................   (1,144)     (355)
                                                              -------    ------
          Long-term debt....................................  $    25    $1,738
                                                              =======    ======

     The note payable to a trust company for $1,028,000 was secured by a mortgage on certain of the Companies' real estate. The Companies retired the outstanding balance of that note in 1996 for $680,000. In connection with the retirement, the Companies recognized an extraordinary gain of $342,000 for the difference between the outstanding balance on the note at the time of retirement and the amount paid.

     Aggregate annual principal payments on financing obligations outstanding at December 31, 1996 are as follows (in thousands):

1997........................................................  $  355
1998........................................................     211
1999........................................................     217
2000........................................................     238
2001........................................................     703
Thereafter..................................................     369
                                                              ------
          Total.............................................  $2,093
                                                              ======

     Additionally, in October 1996, the Companies established a $500,000 line of credit with a bank, bearing interest at 9.5 percent, due on demand or in monthly payments. The line of credit matures in October 1997 and is secured by equipment and accounts receivable of the Companies and by the personal guarantee of the

                               THE CSI COMPANIES
chief executive officer and principal shareholder. As of December 31, 1996, no amounts had been drawn under the line of credit.

7. INCOME TAXES

     Income taxes are as follows (in thousands):

                                              YEAR ENDED     SEVEN MONTHS
                                                MAY 31          ENDED         YEAR ENDED
                                             ------------    DECEMBER 31,    DECEMBER 31,
                                             1994    1995        1995            1996
                                             ----    ----    ------------    ------------
Federal and state --
  Current..................................  $(24)   $(53)       $293            $274
  Deferred.................................   214     (97)        349             (69)

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 34 percent to income
(loss) before income taxes as follows (in thousands):

                                             YEAR ENDED      SEVEN MONTHS
                                               MAY 31           ENDED         YEAR ENDED
                                            -------------    DECEMBER 31,    DECEMBER 31,
                                            1994    1995         1995            1996
                                            ----    -----    ------------    ------------
Provision at the statutory rate...........  $169    $(182)       $556           $ 248
Increase resulting from --
  Permanent differences --
     Limited liability company nontaxable
       income.............................   (21)     (25)        (18)           (136)
     State income tax, net................    17      (11)         57              28
     Other................................    25       68          47              65
                                            ----    -----        ----           -----
                                            $190    $(150)       $642           $ 205
                                            ====    =====        ====           =====

     Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following (in thousands):

                                                               DECEMBER 31
                                                              --------------
                                                              1995     1996
                                                              -----    -----
Utilization of operating losses.............................  $  --    $ (84)
Bad debt expense............................................    (76)      58
Other accrued expenses not deductible for tax purposes......     19       59
Basis differences on property, plant and equipment..........    (98)    (114)
State taxes.................................................     45       40
Overseas operations.........................................   (520)    (520)
                                                              -----    -----
          Net deferred tax liability........................  $(630)   $(561)
                                                              =====    =====

                               THE CSI COMPANIES

     The net deferred tax assets and liabilities are comprised of the following (in thousands):

                                                               DECEMBER 31
                                                              -------------
                                                              1995     1996
                                                              ----     ----
Deferred tax assets --
  Current...................................................  $ 39     $147
  Long-term.................................................    15       --
                                                              ----     ----
          Total.............................................    54      147
                                                              ----     ----
Deferred tax liabilities --
  Current...................................................   558      488
  Long-term.................................................   126      220
                                                              ----     ----
          Total.............................................   684      708
                                                              ----     ----
          Net deferred income tax liability.................  $630     $561
                                                              ====     ====

8. RETIREMENT PLAN

     The Companies maintain an Internal Revenue Code Section 401(k) plan which covers all qualified employees meeting certain service and age requirements. The Companies' contribution is discretionary. The Companies contributed $-- and $18,000 for the seven-month period ended December 31, 1995 and the year ended December 31, 1996, respectively. The 401(k) plan was discontinued in early 1997.

9. SHAREHOLDERS' EQUITY

     The components of shareholders' equity as of December 31, 1995 and 1996, are as follows (in thousands, except share and per share data) (see Note 1):

                              CLASS OF        SHARES       SHARES     PAR VALUE    STATED
         COMPANY             OWNERSHIP      AUTHORIZED     ISSUED     PER SHARE    VALUE
         -------            ------------    ----------    --------    ---------    ------
CSI and subsidiary........  Common stock       700          166.67    $50.00        $  9
HMMI......................  Common stock       999          999.00    No par         255
HI........................  Member units       N/A             N/A    N/A            N/A
                                                          --------                  ----
                                                          1,165.67                  $264
                                                          ========                  ====

     Total capital related to HI is included in additional paid-in capital in the accompanying balance sheets.

     During 1996, CSI purchased 83 1/3 shares of common stock (one-half of its outstanding shares) from an officer of CSI for $2,564,000. The purchase price consisted of $2,300,000 in cash plus the forgiveness of a $264,000 receivable from the officer. The purchased common stock has been recorded as treasury stock in the accompanying financial statements.

10. COMMITMENTS AND CONTINGENCIES

  Litigation

     The CSI Companies are involved in various legal actions incidental to the ordinary course of business. A former employee brought one such lawsuit against HMMI in 1991. The former employee alleged personal injury while in the course and scope of his employment and submitted an opening settlement demand of $700,000. The case is currently pending trial in state district court. In the opinion of the Companies' management, after consultation with outside legal counsel, the ultimate disposition of such proceedings, including the case above, will not have a material adverse effect on the Companies' financial position or results of operations.

                               THE CSI COMPANIES

  Operating Leases

     The Companies currently lease two vehicles under noncancelable operating leases that provide for two-year terms. Future minimum lease payments under such operating leases are as follows (in thousands):

YEAR ENDED
DECEMBER 31
-----------
   1997.................................................................  $12
   1998.................................................................   28
                                                                          ---
                                                                          $40
                                                                          ===

     Rental expense for the vehicle leases as described above and various other leases for the years ended May 31, 1994 and 1995, the seven months ended December 31, 1995 and the year ended December 31, 1996 was $--, $25,000, $17,000 and $17,000, respectively.

11. SALES TO MAJOR CUSTOMERS

     The customer bases for the Companies are primarily concentrated in the oil and gas industry. The revenue earned from each customer varies from year to year based on the contracts awarded. Sales to customers comprising 10 percent or more of the Companies' total revenue are summarized as follows:

                                                                SEVEN
                                           YEAR ENDED           MONTHS
                                             MAY 31             ENDED           YEAR ENDED
                                         --------------      DECEMBER 31,      DECEMBER 31,
                                         1994      1995          1995              1996
                                         ----      ----      ------------      ------------
Customer A.............................   29%       26%           --%               --%
Customer B.............................   14        10            --                --
Customer C.............................   16        17            --                --
Customer D.............................   11        --            --                --
Customer E.............................   --        --            22                --
Customer F.............................   --        --            --                12
Customer G.............................   --        --            --                21
Customer H.............................   --        --            --                20

12. SUBSEQUENT EVENTS

  Definitive Agreement

     The CSI Companies and their shareholders expect to enter into a definitive agreement with TransCoastal Marine Service, Inc. ("TCMS"), pursuant to which all the outstanding shares of common stock and limited liability company interests in the Companies will be acquired for cash and shares of TCMS common stock concurrently with the consummation of the Offering of the common stock of TCMS.

  Vessel Acquisition

     In March 1997, the Companies purchased a marine vessel for $3.5 million financed with a $3.5 million term note bearing interest at 10.7 percent. The note is secured by a mortgage on the marine vessel and a personal guarantee of an officer and shareholder of the Companies, is due in 59 monthly installments of $59,000 and matures in 2002 with a $1,318,000 balloon payment on maturity. The vessel was purchased for the purpose of expanding the capabilities of the Companies' offshore pipeline testing operations.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
HBH, Inc.
Belle Chasse, Louisiana

     We have audited the accompanying balance sheets of HBH, Inc. as of December 31, 1995 and 1996, and the related statements of operations, shareholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HBH, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 27, 1997
(May 7, 1997 as to Note 6)

                                   HBH, INC.

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                 DECEMBER 31
                                                              ------------------     JUNE 30,
                                                               1995       1996         1997
                                                              -------    -------    -----------
                                                                                    (UNAUDITED)
CURRENT ASSETS:
  Cash......................................................  $    24    $    44      $    59
  Accounts receivable, net..................................    6,044      8,553       10,225
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................       --         --        1,539
  Prepaid expenses..........................................      180        405          519
  Current portion of notes receivable from shareholder......      218         --           37
  Other current assets......................................       45        252            8
                                                              -------    -------      -------
          Total current assets..............................    6,511      9,254       12,387
PROPERTY, PLANT AND EQUIPMENT, net..........................    9,293      8,748        8,328
OTHER ASSETS:
  Notes receivable from shareholder.........................      885        194          157
                                                              -------    -------      -------
          Total assets......................................  $16,689    $18,196      $20,872
                                                              =======    =======      =======

                        LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Revolving line of credit..................................  $ 2,200    $ 1,476      $   500
  Current maturities of long-term debt......................      812        940          977
  Accounts payable..........................................    7,215      7,986        8,942
  Accrued expenses..........................................    1,087        908        2,199
  Billings in excess of costs and estimated losses on
     uncompleted contracts..................................      306      1,397           --
                                                              -------    -------      -------
          Total current liabilities.........................   11,620     12,707       12,618
LONG-TERM DEBT, less current maturities.....................    5,521      5,060        4,632
SUBORDINATED DEBT...........................................       --        635          635
DEFERRED GAIN ON SALE OF PROPERTY AND EQUIPMENT.............      508         --           --
                                                              -------    -------      -------
          Total liabilities.................................   17,649     18,402       17,885
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDER'S EQUITY (DEFICIT):
  Common stock, no par value, 3,000 shares authorized, 882
     shares issued and outstanding at stated value..........       66         66           66
  Additional paid-in capital................................        8        308          808
  Retained earnings (accumulated deficit)...................   (1,034)      (580)       2,113
                                                              -------    -------      -------
          Total shareholder's equity (deficit)..............     (960)      (206)       2,987
                                                              -------    -------      -------
          Total liabilities and shareholder's equity
            (deficit).......................................  $16,689    $18,196      $20,872
                                                              =======    =======      =======

   The accompanying notes are an integral part of these financial statements.

                                   HBH, INC.

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                    SIX MONTHS
                                                                                       ENDED
                                                     YEAR ENDED DECEMBER 31           JUNE 30
                                                   ---------------------------   -----------------
                                                    1994      1995      1996      1996      1997
                                                   -------   -------   -------   -------   -------
                                                                                    (UNAUDITED)
REVENUE..........................................  $15,261   $14,771   $36,873   $19,062   $23,850
COSTS AND EXPENSES:
  Cost of revenue................................   12,585    16,803    33,727    16,343    19,394
  Selling, general and administrative expense....      929       867     1,000       484       671
  Depreciation...................................      503       871     1,482       719       750
                                                   -------   -------   -------   -------   -------
                                                    14,017    18,541    36,209    17,546    20,815
                                                   -------   -------   -------   -------   -------
     Operating income (loss).....................    1,244    (3,770)      664     1,516     3,035

OTHER INCOME (EXPENSE):
  Interest income................................      132       113        45        28         7
  Interest expense...............................      (85)     (288)     (853)     (436)     (368)
  Gain on sale of property, plant and
     equipment...................................       37        33       601       517        19
                                                   -------   -------   -------   -------   -------
          Total other income (expense)...........       84      (142)     (207)      109      (342)
                                                   -------   -------   -------   -------   -------
INCOME (LOSS)....................................  $ 1,328   $(3,912)  $   457   $ 1,625   $ 2,693
                                                   =======   =======   =======   =======   =======
PRO FORMA INFORMATION (UNAUDITED) (Note 2)
  Historical net income (loss)...................  $ 1,328   $(3,912)  $   457   $ 1,625   $ 2,693
  Pro forma income tax provision (benefit).......      500    (1,460)      170       600     1,000
                                                   -------   -------   -------   -------   -------
  Pro forma net income (loss)....................  $   828   $(2,452)  $   287   $ 1,025   $ 1,693
                                                   =======   =======   =======   =======   =======

   The accompanying notes are an integral part of these financial statements.

                                   HBH, INC.

                  STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                COMMON STOCK      ADDITIONAL
                                              ----------------     PAID-IN      RETAINED
                                              SHARES    AMOUNT     CAPITAL      EARNINGS     TOTAL
                                              ------    ------    ----------    --------    -------
BALANCE AT JANUARY 1, 1994.................    882       $66         $  8       $ 2,430     $ 2,504
  DIVIDENDS................................     --        --           --          (599)       (599)
  NET INCOME...............................     --        --           --         1,328       1,328
                                               ---       ---         ----       -------     -------
BALANCE AT DECEMBER 31, 1994...............    882        66            8         3,159       3,233
  DIVIDENDS................................     --        --           --          (281)       (281)
  NET LOSS.................................     --        --           --        (3,912)     (3,912)
                                               ---       ---         ----       -------     -------
BALANCE AT DECEMBER 31, 1995...............    882        66            8        (1,034)       (960)
  CAPITAL CONTRIBUTIONS....................     --        --          300            --         300
  DIVIDENDS................................     --        --           --            (3)         (3)
  NET INCOME...............................     --        --           --           457         457
                                               ---       ---         ----       -------     -------
BALANCE AT DECEMBER 31, 1996...............    882        66          308          (580)       (206)
  CAPITAL CONTRIBUTIONS
     (Unaudited)...........................     --        --          500            --         500
  NET INCOME (Unaudited)...................     --        --           --         2,693       2,693
                                               ---       ---         ----       -------     -------
BALANCE AT JUNE 30, 1997 (Unaudited).......    882       $66         $808       $ 2,113     $ 2,987
                                               ===       ===         ====       =======     =======

   The accompanying notes are an integral part of these financial statements.

                                   HBH, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      SIX MONTHS ENDED
                                                      YEAR ENDED DECEMBER 31              JUNE 30
                                                  ------------------------------    --------------------
                                                   1994       1995        1996        1996        1997
                                                  -------    -------    --------    --------    --------
                                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).............................  $ 1,328    $(3,912)   $    457    $  1,625    $  2,693
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
    Depreciation and amortization...............      503        871       1,482         719         750
    (Gain) on sale of property, plant and
      equipment.................................      (37)       (33)       (601)       (517)        (19)
    Changes in operating assets and liabilities:
      (Increase) decrease in:
         Accounts receivable....................   (3,797)    (1,401)     (2,509)       (178)     (1,672)
         Costs and estimated earnings (losses)
           in excess of billings on uncompleted
           contracts............................      155         --          --        (169)     (1,539)
         Other current assets...................      (20)       (52)       (432)         64         130
      Increase (decrease) in:
         Accounts payable and accrued
           expenses.............................    2,130      4,872         594        (147)      2,247
         Billings in excess of costs and
           estimated earnings (losses) on
           uncompleted contracts................       --        306       1,090        (306)     (1,397)
                                                  -------    -------    --------    --------    --------
           Net cash provided by (used in)
             operating activities...............      262        651          81       1,091       1,193
                                                  -------    -------    --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, plant and
    equipment...................................        8         11         221          49          34
  Additions of property, plant and equipment....     (971)    (7,859)     (1,066)       (575)       (345)
  Collection of notes receivable from
    shareholder.................................      181        201         909         657          --
                                                  -------    -------    --------    --------    --------
           Net cash provided by (used in)
             investing activities...............     (782)    (7,647)         64         131        (311)
                                                  -------    -------    --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit..................      875      2,900      28,958      10,707      20,175
  Payments on line of credit....................     (725)      (850)    (29,682)    (10,626)    (21,151)
  Proceeds from subordinated debt...............       --         --         635         635          --
  Proceeds from notes payable to others.........      219      5,534         532         500          82
  Principal payments on notes payable to
    others......................................     (267)      (371)       (865)       (429)       (473)
  Capital contributions.........................       --         --         300         300         500
  Payment of dividends to shareholder...........     (599)      (281)         (3)         (3)         --
                                                  -------    -------    --------    --------    --------
           Net cash provided by (used in)
             financing activities...............     (497)     6,932        (125)      1,084        (867)
                                                  -------    -------    --------    --------    --------
NET INCREASE (DECREASE) IN CASH.................   (1,017)       (64)         20       2,306          15
CASH, beginning of period.......................    1,105         88          24          24          44
                                                  -------    -------    --------    --------    --------
CASH, end of period.............................  $    88    $    24    $     44    $  2,330    $     59
                                                  =======    =======    ========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest....................................  $    84    $   286    $    842    $    429    $    378
                                                  =======    =======    ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                                   HBH, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION

     HBH, Inc. (the "Company"), is wholly owned by the Estate of H.D. Hughes. The Company is engaged in the marine pipeline and oilfield construction business in the central area of the Gulf of Mexico.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     Cash equivalents consist of highly liquid debt instruments purchased with original maturities of three months or less.

  Accounts Receivable

     The Company provides its services to a limited number of customers. At December 31, 1996, five customers accounted for approximately 19%, 18%, 14%, 14% and 13% of accounts receivable, respectively.

     Accounts receivable are reduced by any allowance for doubtful accounts as considered necessary. The need for an allowance is determined by management based on an evaluation of individual accounts. Historical chargeoffs have not been significant.

  Property, Plant and Equipment

     Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from 3 to 10 years for machinery and equipment and other assets. Additions, improvements and renewals significantly adding to the asset value or extending the life of the asset are capitalized. Ordinary maintenance and repairs not extending the physical or economic lives of the plant or equipment are charged to expense as incurred.

  Revenue Recognition

     The Company follows the percentage-of-completion method of accounting for major (generally over $100,000) construction contracts which are typically of short duration. Under this method, the percentage of completion is determined by comparing contract costs incurred to date with total estimated contract costs. Income is recognized by applying the percentage complete to the projected total income for each contract in progress. Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies and tools. Revisions in cost and income estimates are reflected in the accounting period in which the facts requiring the revision become known. In addition, anticipated losses to be incurred on contracts in progress are charged to income as soon as losses can be determined.

     Revenue is recognized on minor construction contracts using the completed-contract method whereby billings and costs are accumulated during the period of construction but profits are not recorded until completion of the contracts. This method approximates the percentage of completion method because of the short-term nature of the minor contracts.

                                   HBH, INC.

     Revenues from day-rate contracts are recognized currently as the work is performed.

  Fair Value of Financial Instruments

     The Company considers the fair value of all financial instruments to be a reasonable approximation of their carrying values since financial instruments such as cash, accounts receivable, accounts payable and accrued expenses have a short duration and interest on debt is generally either at a floating rate or at a rate which approximates current market.

  Income Taxes

     The Company has elected to be taxed for federal and state income tax purposes under Subchapter S of the Internal Revenue Code. Any current taxable income or loss of the Company is allocated to the shareholder who is responsible for the taxes thereon.

     The Company generally has paid dividends to its shareholder at the same time that he was required to make income tax payments based on his taxable income which included the results of the Company's operations.

     Pro forma net income (loss) consists of the Company's historical income
(loss) as an S Corporation, adjusted for income taxes that would have been recorded had the Company operated as a C Corporation.

  Impairment of Long-Lived Assets

     In March 1995, the Financing Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS No. 121 on January 1, 1996. The impact of adopting this standard did not have a material impact on the Company's results of operations.

  Interim Financial Information

     The interim financial statements as of June 30, 1997 and for the six months ended June 30, 1996 and 1997 are unaudited, and certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

                                   HBH, INC.

3. ACCOUNTS AND CONTRACTS RECEIVABLE

     Amounts due on contracts as of the dates shown are as follows (in thousands):

                                                                 DECEMBER 31
                                                               ----------------
                                                                1995      1996
                                                               ------    ------
Completed contracts.........................................   $1,430    $5,366
Contracts in progress:
  Current...................................................    4,045     2,929
  Retainage due within one year.............................      569       258
Less -- allowance for doubtful accounts.....................       --        --
                                                               ------    ------
                                                               $6,044    $8,553
                                                               ======    ======

     The portion of the retainage due in excess of one year is not significant.

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Information with respect to uncompleted contracts as of the date shown is as follows (in thousands):

                                                                 DECEMBER 31
                                                              ------------------
                                                               1995       1996
                                                              -------    -------
Costs incurred on uncompleted contracts.....................  $ 8,848    $ 2,688
Estimated losses on uncompleted contracts...................   (3,548)      (898)
                                                              -------    -------
                                                                5,300      1,790
Less -- Billings to date....................................   (5,606)    (3,187)
                                                              -------    -------
                                                              $  (306)   $(1,397)
                                                              =======    =======

     The above amounts are included in the accompanying balance sheets under the caption of billings in excess of costs and estimated losses on uncompleted contracts.

5. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following at the dates shown (in thousands):

                                                                 DECEMBER 31
                                                              ------------------
                                                               1995       1996
                                                              -------    -------
Buildings...................................................  $    32    $    32
Machinery and equipment.....................................   15,396     16,129
Furniture and fixtures......................................       80         93
Transportation equipment....................................      736        710
                                                              -------    -------
                                                               16,244     16,964
Less -- Accumulated depreciation and amortization...........   (6,951)    (8,216)
                                                              -------    -------
                                                              $ 9,293    $ 8,748
                                                              =======    =======

6. SUMMARY OF FINANCING ARRANGEMENTS

     The Company's revolving line of credit is payable to a bank and bears interest at prime plus 0.75% (9% at December 31, 1996) and is due April 17, 1997. The agreement provides for maximum borrowings of $3,000,000. The Company's agreement in connection with the line of credit payable to a bank contains certain covenants with respect to the minimum amount of tangible net worth, the maximum ratio of debt to equity

                                   HBH, INC.

and a minimum quarterly amount of net earnings. The Company was not in compliance with these covenants at December 31, 1996. These requirements were waived through the new maturity date of the note which has been extended until June 16, 1997 (see Note 9).

     Long-term debt consisted of the following (in thousands):

                                                                DECEMBER 31
                                                              ----------------
                                                               1995      1996
                                                              ------    ------
Note payable to a bank, bearing interest at 9.25%, payable
  in monthly installments of principal and interest of
  approximately $74,000 with the unpaid balance due October
  31, 2000..................................................  $5,358    $4,952
Note payable to a finance company, bearing interest at 6.79%
  to 8.55%, due at various dates through 1998 and 2001......     691       847
Various installment notes payable, bearing interest rates
  ranging from 9.0% to 11.2%, due at various dates through
  1998......................................................     130       104
Note payable to a finance company, bearing interest at
  6.63%, payable in monthly installments through July
  1998......................................................     153        97
                                                              ------    ------
                                                               6,332     6,000
Less current portion........................................    (811)     (940)
                                                              ------    ------
                                                              $5,521    $5,060
                                                              ======    ======

     Substantially all of the Company's assets are pledged as collateral on the long-term debt. The notes payable to the banks are guaranteed by the Company's shareholder.

     As of December 31, 1996, aggregate annual principal payments on the revolving line of credit and long-term debt are payable as follows (in thousands):

YEAR ENDING DECEMBER 31
-----------------------
        1997......................................................................  $2,416
        1998......................................................................     788
        1999......................................................................     659
        2000......................................................................   3,583
        2001......................................................................      30
                                                                                    ------
                                                                                    $7,476
                                                                                    ======

7. RELATED-PARTY TRANSACTIONS

     Amounts due from the Company's sole shareholder in the form of notes receivable amounted to $194,000 at December 31, 1996 and $1,103,000 at December 31, 1995, at various interest rates ranging up to 9%. Interest income on these notes was approximately $44,000 for the year ended December 31, 1996, $101,000 for the year ended December 31, 1995 and $117,000 for the year ended December 31, 1994.

     Land and buildings were sold to the Company's sole shareholder in October 1983. The excess of the sales price over the carrying value of the property was deferred and was being recognized as payments were received on the note. During 1996, the remaining balance of the note was collected and the remaining gain of $508,000 was recognized as income. The Company is leasing this property from the shareholder on a month-to-month basis. Rent expense amounted to $167,000 for each of 1996, 1995 and 1994.

     The subordinated debt is due to the shareholder and is subordinate to the revolving line of credit. The note bears interest at 9.45 percent, and interest only is due in monthly installments through June 11, 2001, at which time the terms of repayment of interest and principal are to be renegotiated.

                                   HBH, INC.

     The Company has guaranteed a note payable to a bank by the Company's sole shareholder with a balance of $1,104,000 at December 31, 1996.

     The Company paid consulting, debt guarantee and other fees to the Company's sole shareholder through December 31, 1996. These fees aggregated $233,000 for each of 1996, 1995 and 1994.

8. COMMITMENTS AND CONTINGENCIES

     The Company is a party to various legal proceedings arising in the ordinary course of business and is not aware of any litigation threatened against it that could have a material effect on the financial statements.

9. SUBSEQUENT EVENTS (UNAUDITED)

     In June 1997, the maturity date of the revolving line of credit was extended until June 16, 1998.

     The Company and its shareholder have entered into a definitive agreement (being held in escrow subject to the satisfaction of certain conditions) with TransCoastal Marine Services, Inc. ("TCMS"), pursuant to which all the outstanding shares of the Company's common stock will be sold to TCMS for cash and shares of TCMS common stock concurrently with the consummation of the Offering (the "Offering") of the common stock of TCMS.

     A sale of the stock as described above would automatically terminate the Company's status as an S corporation. Under the terms of the definitive agreement, the Company has agreed to restrictions upon dividends or S corporation distributions.

10. SALES TO MAJOR CUSTOMERS

     The customer base for the Company is primarily concentrated in the oil and gas industry. The revenue earned from each customer varies from year to year based on the contracts awarded. Sales to customers comprising 10 percent or more of the Company's total revenue are summarized as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31
                                                           --------------------------
                                                            1994      1995      1996
                                                           ------    ------    ------
Customer A...............................................  $   --    $2,155    $7,862
Customer B...............................................   6,440     3,434     5,533
Customer C...............................................      --     3,194        --
Customer D...............................................      --     1,981        --
Customer E...............................................   3,030        --        --

                                     ******

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Red Fox Companies of New Iberia, Inc.:

     We have audited the accompanying balance sheets of The Red Fox Companies of New Iberia, Inc., as of December 31, 1995 and 1996, and the related statements of operations, shareholder's equity and cash flows for the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Red Fox Companies of New Iberia, Inc., as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

DARNALL, SIKES & FREDERICK

Lafayette, Louisiana
June 6, 1997

                   THE RED FOX COMPANIES OF NEW IBERIA, INC.

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                DECEMBER 31
                                                              ----------------     JUNE 30,
                                                               1995      1996        1997
                                                              ------    ------    -----------
                                                                                  (UNAUDITED)
CURRENT ASSETS:
  Cash......................................................  $  752    $   89      $  707
  Contracts receivable......................................     511       910       1,242
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................     345       243         358
  Deferred tax asset........................................      --        --          22
  Other current assets......................................      37        82         106
                                                              ------    ------      ------
          Total current assets..............................   1,645     1,324       2,435
PROPERTY, PLANT AND EQUIPMENT, net..........................      59        38          44
AMOUNTS DUE FROM OFFICERS...................................      78        --          34
                                                              ------    ------      ------
          Total assets......................................  $1,782    $1,362      $2,513
                                                              ======    ======      ======

                            LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................  $1,040    $  570      $  302
  Accrued expenses..........................................     216       130       1,206
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................      --         5         422
  Deferred income taxes.....................................      66        81          --
                                                              ------    ------      ------
          Total current liabilities.........................   1,322       786       1,930
LOANS PAYABLE TO RELATED PARTIES............................      43        --          --
DEFERRED INCOME TAXES.......................................       3         8           8
                                                              ------    ------      ------
          Total liabilities.................................   1,368       794       1,938
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY:
  Common stock, no par value, 1,000 shares authorized, 100
     shares issued and outstanding..........................       1         1           1
  Retained earnings.........................................     413       567         574
                                                              ------    ------      ------
          Total shareholder's equity........................     414       568         575
                                                              ------    ------      ------
          Total liabilities and shareholder's equity........  $1,782    $1,362      $2,513
                                                              ======    ======      ======

   The accompanying notes are an integral part of these financial statements.

                   THE RED FOX COMPANIES OF NEW IBERIA, INC.

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                               SIX MONTHS ENDED
                                                    YEAR ENDED DECEMBER 31          JUNE 30
                                                   -------------------------   -----------------
                                                    1994     1995      1996     1996      1997
                                                   ------   -------   ------   -------   -------
                                                                                  (UNAUDITED)
REVENUE..........................................  $5,611   $10,497   $9,730   $3,159    $4,536
COSTS AND EXPENSES:
  Cost of revenue................................   4,715     9,426    8,260    2,708     3,825
  Selling, general and administrative expenses...     650       698      885      363       674
  Depreciation and amortization..................      16        15       12        8         8
                                                   ------   -------   ------   ------    ------
          Operating income (loss)................     230       358      573       80        29
OTHER INCOME (EXPENSE):
  Interest expense...............................     (70)       (8)     (30)     (20)       (7)
  Other..........................................     (32)      (80)     (60)     (21)      (13)
                                                   ------   -------   ------   ------    ------
          Total other expense....................    (102)      (88)     (90)     (41)      (20)
                                                   ------   -------   ------   ------    ------
INCOME BEFORE INCOME TAXES.......................     128       270      483       39         9
PROVISION FOR INCOME TAXES.......................      50       117      197        9         2
                                                   ------   -------   ------   ------    ------
NET INCOME.......................................  $   78   $   153   $  286   $   30    $    7
                                                   ======   =======   ======   ======    ======

   The accompanying notes are an integral part of these financial statements.

                   THE RED FOX COMPANIES OF NEW IBERIA, INC.

                       STATEMENTS OF SHAREHOLDER'S EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                             COMMON STOCK
                                                           ----------------    RETAINED
                                                           SHARES    AMOUNT    EARNINGS    TOTAL
                                                           ------    ------    --------    -----
BALANCE AT DECEMBER 31, 1993.............................   100        $1       $ 182      $ 183
  NET INCOME.............................................    --        --          78         78
                                                            ---        --       -----      -----
BALANCE AT DECEMBER 31, 1994.............................   100         1         260        261
  NET INCOME.............................................    --        --         153        153
                                                            ---        --       -----      -----
BALANCE AT DECEMBER 31, 1995.............................   100         1         413        414
  DIVIDENDS..............................................    --        --        (132)      (132)
  NET INCOME.............................................    --        --         286        286
                                                            ---        --       -----      -----
BALANCE AT DECEMBER 31, 1996.............................   100         1         567        568
  NET INCOME (Unaudited).................................    --        --           7          7
                                                            ---        --       -----      -----
BALANCE AT June 30, 1997 (Unaudited).....................   100        $1       $ 574      $ 575
                                                            ===        ==       =====      =====

   The accompanying notes are an integral part of these financial statements.

                   THE RED FOX COMPANIES OF NEW IBERIA, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   SIX MONTHS
                                                        YEAR ENDED DECEMBER 31    ENDED JUNE 30
                                                       ------------------------   -------------
                                                        1994     1995     1996    1996    1997
                                                       ------   ------   ------   -----   -----
                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................................  $  78    $ 153    $ 286    $  30   $   7
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities --
     Depreciation....................................     16       15       12        8       6
     Loss on sale of property, plant and equipment...      4       --       --       --      --
     Changes in operating assets and liabilities --
       (Increase) decrease in --
          Contracts receivable.......................     18       24     (399)     (25)   (332)
          Costs and estimated earnings in excess of
            billings on uncompleted contracts........   (169)    (137)     102      162    (115)
          Other current assets.......................     --      (34)     (45)     (45)    (24)
       Increase (decrease) in --
          Accounts payable and accrued expenses......    211      852     (557)    (816)    808
          Billings in excess of costs and estimated
            earnings on uncompleted contracts........     --       --        5       --     417
          Deferred income taxes......................     50        3       20       (3)   (103)
                                                       -----    -----    -----    -----   -----
            Net cash provided by (used in) operating
               activities............................    208      876     (576)    (689)    664
                                                       -----    -----    -----    -----   -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, plant and
     equipment.......................................      2       --       --       --      --
  Capital expenditures...............................     (9)     (35)     (28)      (4)    (12)
  Payments from shareholder and related parties......     --       --      115       --      --
  (Payments to) advances from shareholder and related
     parties.........................................    (57)     (21)      --      (14)    (34)
                                                       -----    -----    -----    -----   -----
            Net cash provided by (used in) investing
               activities............................    (64)     (56)      87      (18)    (46)
                                                       -----    -----    -----    -----   -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable to shareholder and
     related parties.................................    221       --       --       --      --
  Principal payments on notes payable to others......   (197)     (28)      --       --      --
  Principal payments on notes payable to shareholder
     and related parties.............................     --     (208)     (42)      (4)     --
  Payment of dividends to shareholder................     --       --     (132)      --      --
                                                       -----    -----    -----    -----   -----
            Net cash provided by (used in) financing
               activities............................     24     (236)    (174)      (4)     --
                                                       -----    -----    -----    -----   -----
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS........................................    168      584     (663)    (711)    618
CASH AND CASH EQUIVALENTS, beginning of period.......     --      168      752      752      89
                                                       -----    -----    -----    -----   -----
CASH AND CASH EQUIVALENTS, end of period.............  $ 168    $ 752    $  89    $  41   $ 707
                                                       =====    =====    =====    =====   =====
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash used for --
     Interest........................................  $  70    $   8    $  30    $  20   $   7
     Income taxes....................................     --       98      140       --      --

   The accompanying notes are an integral part of these financial statements.

                   THE RED FOX COMPANIES OF NEW IBERIA, INC.

                       NOTES TO THE FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION

     The Red Fox Companies of New Iberia, Inc. (the "Company") is primarily engaged in the fabrication and refurbishment of (i) structural components of fixed platforms for use in the development of oil and gas, and (ii) structural components, primarily deck structures, for offshore drilling rigs and barge drilling rigs. RFCNI also fabricates marine sewage treatment units that are installed on offshore platforms and drilling rigs.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     Cash equivalents consist of highly liquid debt instruments purchased with original maturities of three months or less.

  Contracts Receivable

     The Company provides for doubtful accounts using the direct write-off method. In the Company's case, use of this method does not result in a material difference from the valuation method required by generally accepted accounting principles.

  Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Depreciation expense is computed using the straight-line method based on the estimated useful lives of the assets, which range from five to seven years. Additions, improvements and renewals significantly adding to the asset value or extending the life of the asset are capitalized. Ordinary maintenance and repairs not extending the physical or economic lives of the plant or equipment are charged to expense as incurred.

  Revenue Recognition

     Revenue from construction contracts, which are typically of short duration, are recognized on the percentage-of-completion method. Under this method, the percentage of completion is determined by comparing contract costs incurred to date with total estimated contract costs. Income is recognized by applying the percentage complete to the projected total income for each contract in progress. Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies and tools. Revisions in cost and income estimates are reflected in the accounting period in which the facts that require revision become known. In addition, anticipated losses to be incurred on contracts in progress are charged to income as soon as such losses can be determined.

     The asset caption entitled "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenue recognized in excess of amounts billed. The liability caption entitled "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenue recognized.

  Fair Value of Financial Instruments

     The Company considers the fair value of all financial instruments to not be materially different from their carrying values at December 31, 1995 and 1996.

                   THE RED FOX COMPANIES OF NEW IBERIA, INC.

  Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the Company recognized deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized differently in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation allowance should be provided. Income tax expense is the tax payable for the year and the change during the year in deferred tax assets and liabilities.

  Recent Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS No. 121 on January 1, 1996. The impact of adopting this standard did not have a material impact on the results of operations.

  Interim Financial Information

     The interim balance sheet as of June 30, 1997 and statements of operations for the six months ended June 30, 1996 and 1997 are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

3. ACCOUNTS AND CONTRACTS RECEIVABLE

     Amounts due on contracts as of the dates shown are as follows (in thousands):

                                                              DECEMBER 31,
                                                              ------------
                                                              1995    1996
                                                              ----    ----
Completed contracts.........................................  $487    $616
Contracts in progress.......................................    24     294
                                                              ----    ----
                                                              $511    $910
                                                              ====    ====

                   THE RED FOX COMPANIES OF NEW IBERIA, INC.

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Information with respect to uncompleted contracts as of the dates shown is as follows (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                              1995      1996
                                                              -----    ------
Costs incurred on uncompleted contracts.....................  $ 654    $3,508
Estimated profit earned to date.............................    114       266
Accrued loss on uncompleted contracts.......................   (152)       --
                                                              -----    ------
                                                                616     3,774
Less -- Billings to date....................................    271     3,536
                                                              -----    ------
                                                              $ 345    $  238
                                                              =====    ======

     The above amounts are included in the accompanying balance sheets under the following captions (in thousands):

                                                              DECEMBER 31
                                                              ------------
                                                              1995    1996
                                                              ----    ----
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................  $345    $243
Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................    --      (5)
                                                              ----    ----
                                                              $345    $238
                                                              ====    ====

5. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following at the dates shown (in thousands):

                                                              DECEMBER 31
                                                              ------------
                                                              1995    1996
                                                              ----    ----
Buildings...................................................  $ --    $  4
Machinery and equipment.....................................    15      29
Transportation equipment....................................    75      28
                                                              ----    ----
                                                                90      61
Less -- Accumulated depreciation............................   (31)    (23)
                                                              ----    ----
                                                              $ 59    $ 38
                                                              ====    ====

6. INCOME TAXES

     Federal income taxes are as follows:

                                                                   YEAR ENDED
                                                                  DECEMBER 31
                                                              --------------------
                                                              1994    1995    1996
                                                              ----    ----    ----
Federal --
  Current...................................................  $--     $101    $155
  Deferred..................................................   50        3      20

                   THE RED FOX COMPANIES OF NEW IBERIA, INC.

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 34 percent to income
(loss) before income taxes as follows:

                                                                   YEAR ENDED
                                                                  DECEMBER 31
                                                              --------------------
                                                              1994    1995    1996
                                                              ----    ----    ----
Provision at the statutory rate.............................  $44     $92     $164
Increase resulting from state income tax, net...............    5      11       22

     Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following:

                                                               DECEMBER 31
                                                              -------------
                                                              1995     1996
                                                              -----    ----
Accrued losses on uncompleted contracts.....................  $  51    $ --
Uncompleted contracts.......................................   (117)    (81)
Basis differences on property, plant and equipment..........     (3)     (8)
                                                              -----    ----
          Net deferred tax liabilities......................  $ (69)   $(89)
                                                              =====    ====

     The net deferred tax assets and liabilities are comprised of the following:

                                                              1995    1996
                                                              ----    ----
Deferred tax assets, current................................  $ 51    $ --
                                                              ----    ----
Deferred tax liabilities --
  Current...................................................   117      81
  Long-term.................................................     3       8
                                                              ----    ----
          Total.............................................   120      89
                                                              ----    ----
          Net deferred income tax liabilities...............  $(69)   $(89)
                                                              ====    ====

7. RELATED-PARTY TRANSACTIONS

     The following transactions occurred between the Company and certain related parties:

          a. Loans receivable from Company officers at December 31, 1995 and 1996 were $78,000 and $--, respectively. These loans were unsecured and provided no set repayment terms.

          b. Loans due from or payable to a party related to the Company's president at December 31, 1995 and 1996 were as follows (in thousands):

                                                                LOANS       LOANS
                                                              RECEIVABLE   PAYABLE
                                                              ----------   -------
December 31, 1995...........................................                 $43
December 31, 1996...........................................      17          --

          These loans were unsecured and noninterest-bearing. There were also no set repayment terms.

          c. Lease agreements between the Company and related parties as of December 31, 1994, 1995 and 1996 consisted of the following:

             (1) The Company leases real estate from a party related to the Company's president. The annual rent paid by the Company for 1994, 1995 and 1996 was $30,000, $30,000 and $30,000,

                   THE RED FOX COMPANIES OF NEW IBERIA, INC.

        respectively. In addition, rent for the year ending December 31, 1997 in the amount of $27,000 was prepaid.

             (2) The Company leases vehicles from a party related to the Company's president. Rental amounts paid for vehicles in 1994, 1995 and 1996 were $--, $7,000 and $25,000, respectively.

             (3) The Company leases a vehicle from its president. The associated rental amounts paid by the Company for 1994, 1995 and 1996 were $20,000, $44,000 and $38,000, respectively.

          d. The Company had sales to a company owned by a party related to the Company's president during the year ended December 31, 1996 totaling $162,000.

8. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company leases certain equipment used in the normal course of its operations under month-to-month lease agreements cancelable only by the Company.

     The Company leases automobiles under operating leases which are noncancelable for the first 24 months and, in certain cases, the first 48 months. Thereafter, the leases are on a month-to-month basis.

     The Company leases office space under an operating lease which is noncancelable for the first 120 months.

     Approximate annual minimum lease payments under operating leases as of December 31, 1996 are as follows (in thousands):

1997..................................................  $ 45
1998..................................................    45
1999..................................................    38
2000..................................................    31
2001..................................................    30
Thereafter............................................   135
                                                        ----
                                                        $324
                                                        ====

     The Company expensed amounts related to these leases as follows (in thousands):

                                                             YEAR ENDED
                                                            DECEMBER 31
                                                        --------------------
                                                        1994    1995    1996
                                                        ----    ----    ----
Building..............................................  $ 34    $ 38    $ 48
Vehicles..............................................    12      28      49
Equipment.............................................   205     291     273

                   THE RED FOX COMPANIES OF NEW IBERIA, INC.

9. SALES TO MAJOR CUSTOMERS

     The customer base for the Company is primarily concentrated in the oil and gas industry. The revenue earned from each customer varies from year to year based on the contracts awarded. Sales to customers comprising 10 percent or more of the Company's total revenue are summarized as follows:

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                              1994     1995     1996
                                                              -----    -----    -----
Customer A..................................................  25.0%    76.3%      --%
Customer B..................................................  11.8       --     10.9
Customer C..................................................  11.5       --       --
Customer D..................................................    --       --     49.4

10. SUBSEQUENT EVENTS

     The Company expects to enter into a definitive agreement with TransCoastal Marine Services, Inc. ("TCMS"), pursuant to which all the outstanding shares of the Company's common stock will be acquired for notes and shares of TCMS common stock concurrently with the closing of the Offering of the common stock of TCMS.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     For the information called for by Items 10, 11, 12, and 13, reference is made to the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the "Commission") within 120 days after December 31, 1997, and which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Exhibits

          3.1            -- Amended and Restated Certificate of Incorporation of
                            TCMS. (Incorporated by reference to Exhibit 3.1 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
          3.2            -- Bylaws of TCMS. (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1)
                            (File #333-34603).
          4.1            -- Form of Certificate representing Common Stock.
                            (Incorporated by reference to Exhibit 4.1 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
          4.2            -- Form of Share Exchange Agreement among TCMS, J&D Capital
                            Investments, L.C., James B. Thompson and Beldon E. Fox,
                            Jr. (Incorporated by reference to Exhibit 4.2 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
          4.3            -- Form of Secured Promissory Note to be issued in the
                            acquisition of RFCNI. (Incorporated by reference to
                            Exhibit 4.3 of the Company's Registration Statement on
                            Form S-1) (File #333-34603).
         10.1            -- TCMS 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).
         10.2            -- Employment Agreement dated as of August 6, 1997, between
                            TCMS and Bill E. Stallworth. (Incorporated by reference
                            to Exhibit 10.2 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).
         10.3            -- Employment Agreement dated as of August 6, 1997, between
                            TCMS and Thad Smith. (Incorporated by reference to
                            Exhibit 10.3 of the Company's Registration Statement on
                            Form S-1) (File #333-34603).
         10.4            -- Employment Agreement dated as of August 6, 1997, between
                            TCMS and Johnnie W. Domingue. (Incorporated by reference
                            to Exhibit 10.4 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).

         10.5            -- Stock Repurchase Agreement dated as of March 24, 1997,
                            between TCMS and Bill E. Stallworth. (Incorporated by
                            reference to Exhibit 10.5 of the Company's Registration
                            Statement on Form S-1) (File #333-34603).
         10.6            -- Stock Repurchase Agreement dated as of April 25, 1997,
                            between TCMS and Thad Smith. (Incorporated by reference
                            to Exhibit 10.6 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).
         10.7            -- Stock Repurchase Agreement dated as of March 24, 1997,
                            between TCMS and Johnnie W. Domingue. (Incorporated by
                            reference to Exhibit 10.7 of the Company's Registration
                            Statement on Form S-1) (File #333-34603).
         10.8            -- Form of Employment Agreement between HBH, Inc. and H.
                            Daniel Hughes II. (Incorporated by reference to Exhibit
                            10.8 of the Company's Registration Statement on Form S-1)
                            (File #333-34603).
         10.9            -- Form of Employment Agreement between CSI Hydrostatic
                            Testers, Inc. and Daniel N. Hargett, Sr. (Incorporated by
                            reference to Exhibit 10.9 of the Company's Registration
                            Statement on Form S-1) (File #333-34603).
         10.10           -- Agreement for Consulting Services dated April 14, 1997, between TCMS and Stallworth, Frankhouser & Associates, as
                            amended August 6, 1997. (Incorporated by reference to
                            Exhibit 10.10 of the Company's Registration Statement on
                            Form S-1) (File #333-34603).
         10.11           -- Employment Letter dated April 21, 1997, between TCMS and
                            Johnnie W. Domingue, as amended August 6, 1997.
                            (Incorporated by reference to Exhibit 10.11 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.12           -- Form of warrant issued to McFarland, Grossman & Company,
                            Inc. (Incorporated by reference to Exhibit 10.12 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.13           -- Purchase and Sale Agreement dated as of August 28, 1997, by and among TCMS, Laine Construction Company, Inc.,
                            Paula Woodson, Linda Woodson and Cheryl Woodson.
                            (Incorporated by reference to Exhibit 10.13 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.14           -- Agreement and Plan of Merger dated as of August 28, 1997, by and among TCMS, Woodson Acquisition Corp., Woodson
                            Construction Company, Inc. and Louis Woodson.
                            (Incorporated by reference to Exhibit 10.14 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.15           -- Agreement and Plan of Merger dated August 28, 1997, by
                            and among TCMS, Kori Acquisition Corp., Kori Corporation,
                            Paula Woodson, Linda Woodson and Cheryl Woodson.
                            (Incorporated by reference to Exhibit 10.15 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.16           -- Agreement and Plan of Merger dated as of August 28, 1997, by and among TCMS, Enviro Acquisition Corp.,
                            Envirosystems, Inc., Paula Woodson, Linda Woodson and
                            Cheryl Woodson. (Incorporated by reference to Exhibit
                            10.16 of the Company's Registration Statement on Form
                            S-1) (File #333-34603).
         10.17           -- Purchase and Sale Agreement dated as of August 28, 1997, among TCMS, CSI Hydrostatic Testers, Inc., Hargett
                            Mooring and Marine, Inc., Daniel N. Hargett, Sr., Yvette
                            Hargett and Richard Hargett. (Incorporated by reference
                            to Exhibit 10.17 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).

         10.18           -- Purchase and Sale Agreement dated as of August 20, 1997, by and among TCMS, HBH, Inc. and the Succession of
                            Herbert D. Hughes. (Incorporated by reference to Exhibit
                            10.18 of the Company's Registration Statement on Form
                            S-1) (File #333-34603).
         10.19           -- Agreement and Plan of Merger dated as of August 27, 1997, by and among TCMS, RNI Acquisition Corp., The Red Fox
                            Companies of New Iberia, Inc. and The Beldon E. Fox, Sr.
                            Grandchildren's Trust No. 1. (Incorporated by reference
                            to Exhibit 10.19 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).
         10.20           -- Form of Agreement to Purchase and Sell dated as of August
                            28, 1997, by and among TCMS and Linda Woodson, Cheryl
                            Woodson and Paula Woodson. (Incorporated by reference to
                            Exhibit 10.20 of the Company's Registration Statement on
                            Form S-1) (File #333-34603).
         10.21           -- Agreement to Purchase and Sell dated as of August 20,
                            1997, by and between TCMS and the Succession of Herbert
                            D. Hughes. (Incorporated by reference to Exhibit 10.21 of
                            the Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.22           -- Leasehold Purchase Agreement dated as of August 11, 1997, by and between TCMS and The Beldon E. Fox, Sr.
                            Grandchildren's Trust No. 1. (Incorporated by reference
                            to Exhibit 10.22 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).
         10.23           -- Amendment and Restated Consulting and Financial Advisory
                            Services Agreement dated September 24, 1997, between TCMS
                            and J&D Capital Investments, L.C. (Incorporated by
                            reference to Exhibit 10.23 of the Company's Registration
                            Statement on Form S-1) (File #333-34603).
         10.24           -- Form of Senior Revolving Credit Agreement by and among
                            TCMS and Joint Energy Development Investments, Limited
                            Partnership, and the Lenders Signatory thereto.
                            (Incorporated by reference to Exhibit 10.24 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.25           -- Form of Subordinated Credit Agreement by and among TCMS and Joint Energy Development Investments, Limited
                            Partnership, and the Lenders Signatory thereto.
                            (Incorporated by reference to Exhibit 10.25 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.26           -- Form of Warrant Agreement by and between TCMS and Joint
                            Energy Development Investments, Limited Partnership.
                            (Incorporated by reference to Exhibit 10.26 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.27           -- Lease Agreement by and between Red Fox Companies of New
                            Iberia, Inc., a division of TransCoastal Marine Services,
                            Inc., and Delta Terminal, Inc. for approximately 29.311
                            acres of land for a fabrication facility.
         10.28           -- Lease Agreement by and between Red Fox Companies of New
                            Iberia, Inc., a division of TransCoastal Marine Services,
                            Inc., and the Board of Commissioners of the Port of New
                            Orleans for approximately 15.7 acres of land including
                            approximately 68,000 square feet of fabricating building
                            space and 2,600 square feet of office space.
         21.1            -- List of Subsidiaries of the Company. (Incorporated by
                            reference to Exhibit 21.1 of the Company's Registration
                            Statement on Form S-1) (File #333-34603).
         27.1            -- Financial Data Schedule.

     (b) Financial Statement Schedules

     All schedules are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.

     (c) Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            TRANSCOASTAL MARINE SERVICES, INC.

                                            By:    /s/  JOHNNIE W. DOMINGUE
                                              ----------------------------------
                                                     Johnnie W. Domingue,
                                                    Senior Vice President,
                                                   Chief Financial Officer,
                                              Treasurer and Assistant Secretary

March 24, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                      SIGNATURE                                                TITLE
                      ---------                                                -----

               /s/  BILL E. STALLWORTH                 Chairman of the Board of Directors and Chief
-----------------------------------------------------    Executive Officer (Principal Executive Officer)
                 Bill E. Stallworth

                /s/  THAD "BO" SMITH                   President, Chief Operating Officer and Director
-----------------------------------------------------
                   Thad "Bo" Smith

              /s/  JOHNNIE W. DOMINGUE                 Senior Vice President, Chief Financial Officer,
-----------------------------------------------------    Treasurer and Assistant Secretary (Principal
                 Johnnie W. Domingue                     Financial and Accounting Officer)

                   /s/  JEAN SAVOY                     Director
-----------------------------------------------------
                     Jean Savoy

                /s/  NATHAN M. AVERY                   Director
-----------------------------------------------------
                   Nathan M. Avery

               /s/  PATRICK B. COLLINS                 Director
-----------------------------------------------------
                 Patrick B. Collins

               /s/  BELDON E. FOX, JR.                 Director
-----------------------------------------------------
                 Beldon E. Fox, Jr.

             /s/  DANIEL N. HARGETT SR.                Director
-----------------------------------------------------
                Daniel N. Hargett Sr.

              /s/  H. DANIEL HUGHES II                 Director
-----------------------------------------------------
                 H. Daniel Hughes II

             /s/  CLIFFORD E. MCFARLAND                Director
-----------------------------------------------------
                Clifford E. McFarland

              /s/  D. GLENN RICHARDSON                 Director
-----------------------------------------------------
                 D. Glenn Richardson

March 24, 1998