Form 10-Q
period 1998-03-31
TRANSCOASTAL MARINE SERVICES INC
filed 1998-05-14
CIK 1043119

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                        Commission file number 000-23225

                             ---------------------

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

             2925 BRIARPARK DRIVE, SUITE 930, HOUSTON, TEXAS 77042
                    (Address of principal executive offices)
                                   (Zip Code)

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

     The number of shares of Common Stock of the registrant, par value $.001 per share, outstanding at May 14, 1998 was 8,898,441.

================================================================================

PART I -- FINANCIAL INFORMATION

  Item 1 -- Financial Statements

  Consolidated Balance Sheets as of March 31, 1998 and
     December 31, 1997......................................     3
  Consolidated Statements of Operations for the three months
     ended March 31, 1998 and 1997..........................     4
  Consolidated Statements of Cash Flows for the three months
     ended March 31, 1998 and 1997..........................     5
  Notes to Consolidated Financial Statements................     6
  Item 2 -- Management's Discussion and Analysis of
     Financial Condition and Results of Operations..........     9

PART II -- OTHER INFORMATION -- NONE

SIGNATURE...................................................    12

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                MARCH 31,     DECEMBER 31,
                                                                  1998            1997
                                                               -----------    ------------
                                                               (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  3,009        $  2,416
  Contracts and accounts receivable.........................      25,467          19,214
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................       5,967           3,272
  Other current assets......................................       2,993           2,964
                                                                --------        --------
          Total current assets..............................      37,436          27,866
PROPERTY, PLANT AND EQUIPMENT, net..........................      78,836          66,907
GOODWILL, net...............................................      70,360          70,757
OTHER NONCURRENT ASSETS.....................................       6,273           6,287
                                                                --------        --------
          Total assets......................................    $192,905        $171,817
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................    $  1,815        $  2,520
  Accounts payable..........................................      12,237          12,105
  Accrued expenses..........................................       5,113           7,860
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................       2,637           1,651
  Deferred income taxes payable.............................         241             291
                                                                --------        --------
          Total current liabilities.........................      22,043          24,427
LONG-TERM DEBT, net of current maturities...................      36,880          13,471
DEFERRED INCOME TAXES.......................................      18,561          18,774
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 2,000,000 shares
     authorized, none issued and outstanding................          --              --
  Common stock, $.001 par value, 20,000,000 shares
     authorized, 8,898,441 shares issued and outstanding....           9               9
  Restricted common stock, $.001 par value, 3,000,000 shares
     authorized, 250,000 shares issued and outstanding......          --              --
  Additional paid-in capital................................     128,375         128,375
  Retained deficit..........................................     (13,001)        (13,277)
  Net unrealized gain on available-for-sale securities......          38              38
                                                                --------        --------
          Total stockholders' equity........................     115,421         115,145
                                                                --------        --------
          Total liabilities and stockholders' equity........    $192,905        $171,817
                                                                ========        ========

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)
                                  (UNAUDITED)

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                              -----------------
                                                               1998       1997
                                                              -------    ------
REVENUES....................................................  $30,778    $3,319
COSTS AND EXPENSES:
  Cost of revenues..........................................   24,111     3,397
  Selling, general and administrative expenses..............    3,118       704
  Depreciation and amortization.............................    2,256       186
                                                              -------    ------
Operating income (loss).....................................    1,293      (968)
OTHER INCOME (EXPENSE), net:
  Interest income (expense), net............................     (839)       24
  Other income, net.........................................       47       511
                                                              -------    ------
INCOME (LOSS) BEFORE INCOME TAXES...........................      501      (433)
PROVISION FOR INCOME TAXES..................................      225        87
                                                              -------    ------
NET INCOME (LOSS)...........................................  $   276    $ (520)
                                                              =======    ======
PRO FORMA INFORMATION (NOTE 1)
  Loss before income taxes..................................             $ (433)
  Pro forma income tax benefit..............................               (203)
                                                                         ------
  Pro forma net loss........................................             $ (230)
                                                                         ======
EARNINGS PER SHARE (Notes 1 and 3)
  Basic.....................................................  $  0.03    $(0.11)
                                                              =======    ======
  Diluted...................................................  $  0.03    $(0.11)
                                                              =======    ======
NUMBER OF SHARES USED IN PER SHARE COMPUTATIONS:
  Basic.....................................................    9,148     2,035
  Diluted...................................................    9,169     2,035

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                               ENDED MARCH 31,
                                                              ------------------
                                                                1998       1997
                                                              --------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $    276    $ (520)
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities --
     Depreciation and amortization..........................     2,256       186
     Gain on sale of investments............................        --      (516)
     Deferred income taxes..................................        --        87
     Other..................................................       390       245
     Change in operating assets and liabilities --
       (Increase) decrease in --
          Contracts and accounts receivable.................    (6,253)     (919)
          Costs and estimated earnings in excess of billings
           on uncompleted contracts.........................    (2,695)     (558)
          Other current assets..............................       (29)     (137)
          Other noncurrent assets...........................      (376)       (5)
       Increase (decrease) in --
          Accounts payable and accrued expenses.............    (2,615)    1,053
          Billings in excess of costs and estimated earnings
           on uncompleted contracts ........................       986       125
          Other current liabilities.........................       (50)       --
          Deferred income taxes.............................      (213)       --
                                                              --------    ------
            Net cash used in operating activities...........    (8,323)     (959)
                                                              --------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, plant and equipment.......       207        --
  Capital expenditures......................................   (13,954)     (738)
  Proceeds from sale of investments.........................        --     1,578
  Cash paid for Acquisitions, including related costs.......       (41)       --
                                                              --------    ------
          Net cash provided by (used in) investing
           activities.......................................   (13,788)      840
                                                              --------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on Credit Agreement........................    24,000        --
  Principal payments on notes payable.......................        --      (221)
  Principal payments on long-term debt......................    (1,296)       --
                                                              --------    ------
          Net cash provided by (used in) financing
           activities.......................................    22,704      (221)
                                                              --------    ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       593      (340)
CASH AND CASH EQUIVALENTS, beginning of period..............     2,416     1,117
                                                              --------    ------
CASH AND CASH EQUIVALENTS, end of period....................  $  3,009    $  777
                                                              ========    ======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest....................................  $    558    $    6
                                                              ========    ======
  Cash paid for income taxes................................  $    458    $   --
                                                              ========    ======

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BUSINESS AND ORGANIZATION

     TransCoastal Marine Services, Inc. ("TCMS") was organized in April 1996 to create a fully integrated marine construction company focusing on transition zone and shallow water regions of the U.S. Gulf Coast. On November 4, 1997, TCMS acquired, simultaneously with the closing of its initial public offering (the "Offering"), four privately owned marine construction businesses (the "Founding Companies") and certain real properties used in the businesses of the Founding Companies in exchange for consideration consisting of cash, common stock of TCMS (the "Common Stock") and debt assumption. Unless otherwise indicated, all references herein to the "Company" and "TransCoastal" include the Founding Companies, and references to "TCMS" mean TransCoastal Marine Services, Inc., prior to the consummation of the acquisitions of the Founding Companies.

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

     The consolidated financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission that permit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles to be condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal recurring adjustments that are necessary for a fair presentation of the results for the three months ended March 31, 1998 and 1997.

     Operating results for interim periods are not necessarily indicative of the results for a full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements of the Company and the related notes thereto included in TransCoastal's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

     Pro forma net loss for the three months ended March 31, 1997 consists of the historical net loss of Woodson, including two S Corporations, adjusted for income taxes that would have been recorded had each company operated as a C Corporation. Pro forma earnings per share for the first quarter of 1997 reflects the pro forma adjustment to adjust for income taxes.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see
Note 2 of the Notes to Consolidated Financial Statements of the Company in TransCoastal's Annual Report on Form 10-K for the year ended December 31, 1997.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

3. EARNINGS PER SHARE

     The following table summarizes weighted average shares outstanding for each of the periods presented (in thousands):

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              1998    1997
                                                              -----   -----
Shares issued in the acquisition of Woodson.................  1,031   1,031
Shares issued in the formation of TCMS......................    975     975
Shares issued to the stockholders of the remaining Founding
  Companies.................................................  1,111      --
Shares sold to certain employees............................    275      29
Shares issued to consultants................................      6      --
Shares sold in the Offering.................................  5,750      --
                                                              -----   -----
Weighted average shares outstanding for basic earnings per
  share calculation.........................................  9,148   2,035
                                                              =====   =====

     The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. Weighted average shares outstanding for calculation of diluted earnings per share totaled 9,169,000 and 2,035,000 for the three months ended March 31, 1998 and 1997, respectively.

4. BUSINESS COMBINATIONS

     On November 4, 1997, TCMS acquired in separate transactions (collectively, the "Acquisitions"), simultaneously with the closing of the Offering, the Founding Companies and certain real properties used in the businesses of the Founding Companies. Set forth below are unaudited pro forma combined revenues and income data reflecting the pro forma effect of the Acquisitions on the Company's results from operations for the three months ended March 31, 1997. The unaudited pro forma data presented below consists of the income statement data from the operations of Woodson as presented in these consolidated financial statements plus the income statement data from the operations of the remaining Founding Companies for the three months ended March 31, 1997 (in thousands, except per share amounts). These pro forma results are not necessarily indicative of the actual results which would have occurred if the Acquisitions had taken place at the beginning of the period presented, nor are they necessarily indicative of future results.

                                         THREE MONTHS
                                            ENDED
                                        MARCH 31, 1997
                                        --------------
Pro forma revenues....................     $16,590
Pro forma net loss....................        (567)
Basic and diluted loss per share......       (0.06)

     Pro forma adjustments included in the amounts above primarily relate to:
(a) the issuance of Common Stock as of the beginning of the year presented for the Offering, the Acquisitions, and for certain of its executive officers and consultants, (b) adjustment for pro forma goodwill amortization expense using 40-year estimated life, (c) elimination of historical interest expense related to certain obligations which were repaid by the Company reduced by interest expense on borrowed funds used to pay the cash portion of the Acquisitions, and
(d) adjustment to the federal and state income tax provisions based on pro forma results.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

5. NEW PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for the Company's year ending December 31, 1998. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. The Company has completed its analysis of the impact of this new pronouncement and believes the implementation of SFAS No. 130 does not have a material effect on its current financial reporting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Report and the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The Company's revenues are primarily derived from providing services related to pipeline installation and repair, hydrostatic testing and commissioning of pipelines, and fabrication and refurbishment of offshore drilling rigs, barge drilling rigs and structural components of fixed platforms. To a lesser extent, the Company generates revenues from (1) the manufacture and sale of amphibious undercarriages for marine construction equipment used in stump-studded swamp terrain and (2) onshore environmental site assessments and on-site remediation of petroleum-contaminated areas.

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

     This discussion includes certain forward-looking statements, which are identified by the use of the words "believes", "expects" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect the Company's operating results and could cause the Company's actual results to differ materially from the results implied by these or any other forward-looking statements made by, or on behalf of the Company. There can be no assurance that future results will meet expectations.

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

RESULTS OF OPERATIONS

     Revenues, cost of revenues and selling, general and administrative expense levels were all significantly higher for the three month period ended March 31, 1998 as compared to the same period in 1997. The operating results for the period ended March 31, 1997 are the results of operations of Woodson; whereas 1998 operating results reflect the Company's results of operations including all Founding Companies operations for the entire period.

     The following table sets forth certain selected financial data of the Company and that data as a percentage of the Company's revenues for the periods indicated (dollars in thousands):

                                                      THREE MONTHS ENDED MARCH 31,
                                                   -----------------------------------
                                                         1998               1997
                                                   ----------------    ---------------
Revenues.........................................  $30,778    100.0%   $3,319    100.0%
Cost of revenues.................................   24,111     78.3%    3,397    102.4%
Selling, general and administrative expenses.....    3,118     10.1%      704     21.2%
Depreciation and amortization....................    2,256      7.3%      186      5.6%
                                                   -------   ------    ------   ------
Operating income (loss)..........................    1,293      4.2%     (968)   (29.2)%
Interest income (expense), net...................     (839)    (2.7)%      24      0.7%
Other income, net................................       47      0.2%      511     15.4%
                                                   -------   ------    ------   ------
Income (loss) before income taxes................      501      1.6%     (433)   (13.0)%
Provision (benefit) for income taxes(1)..........      225      0.7%     (203)     6.1%
                                                   -------   ------    ------   ------
Net income (loss)................................  $   276      0.9%   $ (230)    (6.9)%
                                                   =======   ======    ======   ======

---------------

(1) Represents pro forma income tax benefit for the first quarter of 1997. See
    Note 1 to the unaudited consolidated financial statements.

  Results for the three months ended March 31, 1998 compared to the three months ended March 31, 1997

     Revenues. Revenues increased $27.5 million, or 827% for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. Approximately $24.0 million of the increase resulted from the inclusion of revenues from those Founding Companies for which the results of operations are included in the Company's consolidated results from October 31, 1997, the effective closing date of the acquisitions for accounting purposes. Two primary factors contributed to the balance of the revenue increase: (1) stronger overall market conditions than during the first quarter of 1997, and (2) improved asset utilization.

     Cost of revenues. Cost of revenues increased $20.7 million, or 610%, in the first quarter of 1998 as compared to the corresponding period of 1997, reflecting increased costs associated with the higher level of revenues. Cost of revenues, as a percentage of revenues, declined from 102% during the first quarter of 1997 to 78% for the comparable period in 1998. The decline was primarily due to improved utilization of equipment and higher average project margins during the 1998 quarter.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.4 million, or 343%, for the 1998 period as compared to the 1997 period. As a percentage of revenues, selling, general and administrative expenses were 10% during the first quarter of 1998, compared to 21%
during the first quarter of 1997. The percentage decrease was primarily due to the significant increase in revenues without a commensurate increase in overhead expenses.

     Depreciation and amortization. Depreciation and amortization expenses increased $2.1 million from $.2 million in 1997 to $2.3 million in 1998. The increase was due to: (1) additional property, plant and equipment placed in service since the first quarter of 1997, (2) the acquisition of equipment owned by the Founding Companies effective October 31, 1997 under the purchase method of accounting and (3) amortization of goodwill that originated with the consummation of the Acquisitions on October 31, 1997. As a percentage of revenues, depreciation and amortization expenses were relatively consistent between periods at 7% and 6% for 1998 and 1997, respectively.

     Interest income (expense), net. Interest expense, net of interest income, totaled $.8 million during 1998 as compared to net interest income of $.02 million during 1997. The significant increase was due primarily to: (1) higher average debt levels resulting from drawdowns on the corporate revolver after the completion of the Offering, and (2) amortization of debt issuance costs, including the value of common stock warrants, related to the credit agreement.

     Other income, net. During 1997, other income consisted primarily of gains recognized on the sale of available-for-sale securities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital improved by $12 million during the first quarter of 1998; increasing to $15.4 million at March 31, 1998 from $3.4 million at December 31, 1997. Net cash used in operating activities during the three months ended March 31, 1998 was $8.3 million, which was primarily attributable to an increase in contracts and accounts receivables and a decrease in accrued expenses since December 31, 1997. The increase in receivables related primarily to a greater percentage of the Company's revenues being earned in the last half of the first quarter of 1998 as weather conditions improved and marine construction activities increased. Whereas, in the fourth quarter of 1997 revenues declined towards the end of the quarter because of inclement weather and the normal slow down in marine construction activity which occurs in December. The decrease in accrued expenses resulted primarily from payments totaling approximately $1.1 million related to purchase price obligations. Capital expenditures totaled $13.9 million during the first quarter of 1998, including $10.0 million related to the purchase of the LB-207 pipelay barge, as renamed the Vermilion Bay, and a portion of the cost of its mobilization from India to the Gulf of Mexico. Cash consumed by operating and investing activities were funded through additional borrowings on the revolving credit facility. Reflecting net revolver borrowings of $24.0 million during the quarter, the outstanding revolver balance was $34.0 million at March 31, 1998. Borrowing capacity under the revolver and term loan facility at the end of the first quarter of 1998 totaled $6.0 million and $10.0 million, respectively.

     The Company intends to continue to pursue attractive asset and corporate acquisition opportunities; however, the timing, size or success of any acquisitions and the resulting additional capital commitments are unpredictable. The Company expects to fund future acquisitions primarily through a combination of issuances of additional equity, working capital, cash flow from operations and borrowings, including the unused portion of the credit facilities. There can be no assurance that the Company can secure such additional financing if and when it is needed or on terms deemed acceptable to the Company.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TransCoastal Marine Services, Inc.

                                            By:  /s/ JOHNNIE W. DOMINGUE

                                             -----------------------------------
                                             Johnnie W. Domingue
                                             Chief Financial Officer

Dated: May 14, 1998

                               INDEX TO EXHIBITS

Exhibit
Number

  27                        FINANCIAL DATA SCHEDULE