Form 10-Q
period 1998-06-30
TRANSCOASTAL MARINE SERVICES INC
filed 1998-08-14
CIK 1043119

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER 000-23225

                       TRANSCOASTAL MARINE SERVICES, INC.
             (Exact Name of registrant as specified in its charter)

                   DELAWARE                                      72-1353528
       (State or Other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                      Identification No.)

             2925 BRIARPARK DRIVE, SUITE 930, HOUSTON, TEXAS 77042
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (713) 784-7429
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock of the registrant, par value $.001 per share, outstanding at August 11, 1998 was 8,898,441.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              PART I
                       FINANCIAL INFORMATION

Item 1 -- Financial Statements
  Consolidated Balance Sheets as of December 31, 1997 and
     June 30, 1998..........................................     3
  Consolidated Statements of Operations for the three months
     and six months ended June 30, 1997 and 1998............     4
  Consolidated Statements of Cash Flows for the six months
     ended June 30, 1997 and 1998...........................     5
  Notes to Consolidated Financial Statements................     6
Item 2 -- Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     9

                              PART II
                         OTHER INFORMATION

Item 6 -- Exhibits and Reports on Form 8-K..................    13
Signature...................................................    14

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,    JUNE 30,
                                                                  1997          1998
                                                              ------------   -----------
                                                                             (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  2,416      $    838
  Contracts and accounts receivable.........................      19,214        30,615
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................       3,272         5,374
  Other current assets......................................       2,964         2,324
                                                                --------      --------
          Total current assets..............................      27,866        39,151
PROPERTY AND EQUIPMENT, net.................................      66,907        86,270
GOODWILL, net...............................................      70,757        69,941
OTHER NONCURRENT ASSETS.....................................       6,287         5,912
                                                                --------      --------
          Total assets......................................    $171,817      $201,274
                                                                ========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................    $  2,520      $    605
  Accounts payable..........................................      12,105        13,427
  Accrued expenses..........................................       7,860         7,516
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................       1,651         2,681
  Deferred income taxes payable.............................         291           242
                                                                --------      --------
          Total current liabilities.........................      24,427        24,471
LONG-TERM DEBT, net of current maturities...................      13,471        40,391
DEFERRED INCOME TAXES.......................................      18,774        18,277

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 2,000,000 shares
     authorized, none issued and outstanding................          --            --
  Common stock, $.001 par value, 20,000,000 shares
     authorized, 8,898,441 shares issued and outstanding....           9             9
  Restricted common stock, $.001 par value, 3,000,000 shares
     authorized, 250,000 shares issued and outstanding......          --            --
  Additional paid-in capital................................     128,375       128,375
  Retained deficit..........................................     (13,277)      (10,287)
  Net unrealized gain on available-for-sale securities......          38            38
                                                                --------      --------
          Total stockholders' equity........................     115,145       118,135
                                                                --------      --------
          Total liabilities and stockholders' equity........    $171,817      $201,274
                                                                ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)
                                  (UNAUDITED)

                                                               FOR THE              FOR THE
                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                              JUNE 30,             JUNE 30,
                                                         -------------------   -----------------
                                                           1997       1998      1997      1998
                                                         --------   --------   -------   -------
REVENUES...............................................  $14,785    $48,391    $18,104   $79,169
COSTS AND EXPENSES:
  Cost of revenues.....................................   12,050     36,613     15,447    60,724
  Selling, general and administrative expenses.........      527      3,001      1,231     6,119
  Depreciation and amortization........................      269      2,426        455     4,682
                                                         -------    -------    -------   -------
Operating income.......................................    1,939      6,351        971     7,644
OTHER INCOME (EXPENSE), net:
  Interest income (expense), net.......................       (5)      (824)        19    (1,663)
  Other income (expense), net..........................      (15)       (48)       496        (1)
                                                         -------    -------    -------   -------
INCOME BEFORE INCOME TAXES.............................    1,919      5,479      1,486     5,980
PROVISION FOR INCOME TAXES.............................      103      2,765        190     2,990
                                                         -------    -------    -------   -------
NET INCOME.............................................  $ 1,816    $ 2,714    $ 1,296   $ 2,990
                                                         =======    =======    =======   =======
PRO FORMA INFORMATION (Note 1)
  Income before income taxes...........................  $1 ,919               $ 1,486
  Pro forma income tax.................................      901                   698
                                                         -------               -------
  Pro forma net income.................................  $ 1,018               $   788
                                                         =======               =======
EARNINGS PER SHARE (Notes 1 and 3):
  Basic................................................  $  0.45    $  0.30    $  0.37   $  0.33
                                                         =======    =======    =======   =======
  Diluted..............................................  $  0.44    $  0.30    $  0.36   $  0.33
                                                         =======    =======    =======   =======
NUMBER OF SHARES USED IN PER SHARE COMPUTATIONS:
  Basic................................................    2,267      9,148      2,151     9,148
                                                         =======    =======    =======   =======
  Diluted..............................................    2,295      9,157      2,179     9,162
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

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              FOR THE SIX MONTHS
                                                                    ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               1997       1998
                                                              -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 1,296   $  2,990
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities --
     Depreciation and amortization..........................      455      4,682
     Gain on sale of investments............................     (517)        --
     Deferred income taxes..................................      190       (547)
     Other..................................................       --        782
     Changes in operating assets and liabilities --
       (Increase) decrease in --
          Contracts and accounts receivable.................   (3,335)   (11,400)
          Cost and estimated earnings in excess of billings
           on uncompleted contracts.........................   (1,053)    (2,102)
          Inventory.........................................     (121)        --
          Other current assets..............................      207        639
          Other noncurrent assets...........................       (2)      (473)
       Increase (decrease) in --
          Accounts payable and accrued expenses.............    2,468        978
          Billings in excess of costs and estimated earnings
           on uncompleted contracts.........................      718      1,030
                                                              -------   --------
          Net cash provided by (used in) operating
           activities.......................................      306     (3,421)
                                                              -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of capital assets......................      239        417
  Capital expenditures......................................     (994)   (23,580)
  Proceeds from sale of investments.........................    2,028         --
                                                              -------   --------
          Net cash provided by (used in) investing
           activities.......................................    1,273    (23,163)
                                                              -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on Credit Agreement........................       --     27,600
  Principal payments on notes payable.......................     (327)        --
  Principal payments on long-term debt......................     (450)    (2,594)
                                                              -------   --------
          Net cash provided by (used in) financing
           activities.......................................     (777)    25,006
                                                              -------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      802     (1,578)
CASH AND CASH EQUIVALENTS, beginning of period..............    1,117      2,416
                                                              -------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $ 1,919   $    838
                                                              =======   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for --
     Interest...............................................  $    45   $  1,342
                                                              =======   ========
     Income taxes...........................................  $    --   $    458
                                                              =======   ========
  Non-cash investing and financing activities:
     Purchase of assets through assumption of debt..........  $ 1,093   $     --
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

     The consolidated financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission that permit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles to be condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal recurring adjustments that are necessary for a fair presentation of the results for the three months ended and six months ended June 30, 1997 and 1998.

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

     Pro forma net income for the three months ended and six months ended June 30, 1997 consists of the historical net income of Woodson, including two S Corporations, adjusted for income taxes that would have been recorded had each company operated as a C Corporation. Pro forma earnings per share for the 1997 periods reflect the pro forma adjustment to adjust for income taxes.

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

                                  (UNAUDITED)

3. EARNINGS PER SHARE

     The following table summarizes weighted average shares outstanding for each of the periods presented (in thousands).

                                                         THREE MONTHS     SIX MONTHS
                                                             ENDED           ENDED
                                                           JUNE 30,        JUNE 30,
                                                         -------------   -------------
                                                         1997    1998    1997    1998
                                                         -----   -----   -----   -----
Shares issued in the acquisition of Woodson............  1,031   1,031   1,031   1,031
Shares issued in the formation of TCMS.................    975     975     975     975
Shares issued to the stockholders of the remaining
  Founding Companies...................................     --   1,111      --   1,111
Shares sold to certain employees.......................    258     275     143     275
Shares issued to consultants...........................      3       6       2       6
Shares sold in the Offering............................     --   5,750      --   5,750
                                                         -----   -----   -----   -----
Weighted average shares outstanding for basic earnings
  per share calculation................................  2,267   9,148   2,151   9,148
                                                         =====   =====   =====   =====

The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. Weighted average shares outstanding for calculation of diluted earnings per share totaled 2,295,000 and 9,157,000 for the three months ended June 30, 1997 and 1998, respectively. Weighted average shares outstanding for calculation of diluted earnings per share totaled 2,179,000 and 9,162,000 for the six months ended June 30, 1997 and 1998, respectively.

4. BUSINESS COMBINATIONS

     On November 4, 1997, TCMS acquired in separate transactions (collectively, the "Acquisitions"), simultaneously with the closing of the Offering, the Founding Companies and certain real properties used in the businesses of the Founding Companies. Set forth below are unaudited pro forma combined revenues and income data reflecting the pro forma effect of the Acquisitions on the Company's results from operations for the three months ended and six months ended June 30, 1997. The unaudited pro forma data presented below consists of the income statement data from the operations of Woodson as presented in these consolidated financial statements plus the income statement data from the operations of the remaining Founding Companies for the three months ended and six months ended June 30, 1997 (in thousands, except per share amounts). These pro forma results are not necessarily indicative of the actual results which would have occurred if the Acquisitions had taken place at the beginning of the period presented, nor are they necessarily indicative of future results.

                                                              THREE MONTHS    SIX MONTHS
                                                                 ENDED          ENDED
                                                                JUNE 30,       JUNE 30,
                                                                  1997           1997
                                                              ------------    ----------
Pro forma revenues..........................................    $38,316        $54,906
Pro forma net income........................................    $ 2,498        $ 1,931
Basic and diluted income per share..........................    $  0.27        $  0.21

     Pro forma adjustments included in the amounts above primarily relate to:
(a) the issuance of Common Stock as of the beginning of the year presented for the Offering, the Acquisitions, and for certain of its executive officers and consultants, (b) adjustment for pro forma goodwill amortization expense using 40-year

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

estimated life, (c) elimination of historical interest expense related to certain obligations which were repaid by the Company reduced by interest expense on borrowed funds used to pay the cash portion of the Acquisitions, and (d) adjustment to the federal and state income tax provisions based on pro forma results.

5. SUBSEQUENT EVENT

     On August 2, 1998, the Company entered into a Stock Purchase and Merger Agreement (the "Agreement") to acquire Dickson GMP International, Inc. and four affiliated companies (the "Dickson Group") which specialize in the fabrication of production systems that incorporate sophisticated piping, electrical and instrumentation components used in the oil and gas, refinery, petrochemical and chemical industries. Under the terms of the Agreement, TransCoastal will acquire all outstanding stock of the Dickson Group for $10 million in cash and approximately 1.03 million shares of TransCoastal common stock. The Agreement provides the potential for Dickson to receive an additional $7.3 million in cash and approximately 0.67 million shares if it achieves certain financial targets by the end of the third quarter of 1999. Completion of the acquisition, which is expected to occur in the third quarter of 1998, is contingent on customary conditions including the expiration or termination of the Hart-Scott-Rodino Act waiting period requirements. The Company plans to finance the acquisition with credit available under its existing credit facilities.

6. NEW PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for the Company's year ending December 31, 1998. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income equaled net income for the three and six month periods ending June 30, 1997 and 1998.

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

     The marine construction industry along the U.S. Gulf Coast is highly seasonal as a result of weather conditions, the availability of daylight hours and the timing of capital expenditures by oil and gas companies. Historically, the Founding Companies have performed a substantial portion of their services during the period from March through November, and, therefore, a disproportionate portion of their contract revenues, gross profit and net income generally has been earned during the second and third quarters of the calendar year. Because of this seasonality, the Company's future full year results are not likely to be direct multiple of any particular quarter or combination of quarters.

     Additionally, the Company's results of operations will also be affected by the level of oil and gas exploration and development activity maintained by oil and gas companies in the Gulf of Mexico. The level of exploration and development activity is related to several factors, including trends of oil and gas prices, exploration and production companies' expectations of future oil and gas prices, and changes in technology which reduce costs and improve expected returns on investment. With the decline in oil prices over the past three quarters the Company has seen a slowdown in the speed at which pipeline installation projects that cross the transition zone in the Gulf of Mexico are moving forward. To date the decline in oil prices has had little or no impact on the fabrication division revenues due to the fact that its major contracts are for vessels that are schedule to be working in international waters outside the Gulf of Mexico.

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

RESULTS OF OPERATIONS

     Revenues, cost of revenues and selling, general and administrative expense levels were all significantly higher for the three month and six month periods ended June 30, 1998 as compared to the same periods in 1997. The operating results for the three month and six month periods ended June 30, 1997 are the results of operations of Woodson; whereas 1998 operating results reflect the Company's results of operations including all Founding companies operations for the entire periods shown.

     The following table sets forth certain selected financial data of the Company and that data as a percentage of the Company's revenues for the periods indicated (dollars in thousands):

                                                        THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------------
                                                          1997              1998
                                                     ---------------   ---------------
Revenues...........................................  $14,785   100.0%  $48,391   100.0%
Cost of revenues...................................   12,050    81.5%   36,613    75.7%
Selling, general and administrative expenses.......      527     3.6%    3,001     6.2%
Depreciation and amortization......................      269     1.8%    2,426     5.0%
                                                     -------   -----   -------   -----
Operating income...................................    1,939    13.1%    6,351    13.1%
Interest income (expense), net.....................       (5)    0.0%     (824)  - 1.7%
Other income, net..................................      (15)  - 0.1%      (48)  - 0.1%
                                                     -------   -----   -------   -----
Income before income taxes.........................    1,919    13.0%    5,479    11.3%
Provision for income taxes (1).....................      901     6.1%    2,765     5.7%
                                                     -------   -----   -------   -----
Net income.........................................  $ 1,018     6.9%  $ 2,714     5.6%
                                                     =======   =====   =======   =====

---------------

(1) Represents pro forma income tax for the second quarter of 1997. See Note 3 to the consolidated financial statements.

                                                       SIX MONTHS ENDED JUNE 30,
                                                  -----------------------------------
                                                        1997               1998
                                                  ----------------   ----------------
Revenues........................................  $18,104   100.0%   $79,169   100.0%
Cost of revenues................................   15,447    85.3%    60,724    76.7%
Selling, general and administrative expenses....    1,231     6.8%     6,119     7.7%
Depreciation and amortization...................      455     2.5%     4,682     5.9%
                                                  -------   ------   -------   ------
Operating income................................      971     5.4%     7,644     9.7%
Interest income (expense), net..................       19     0.1%    (1,663)   -2.1%
Other income, net...............................      496     2.7%        (1)    0.0%
                                                  -------   ------   -------   ------
Income before income taxes......................    1,486     8.2%     5,980     7.6%
Provision for income taxes(1)...................      698     3.9%     2,990     3.8%
                                                  -------   ------   -------   ------
Net income......................................  $   788     4.4%   $ 2,990     3.8%
                                                  =======   ======   =======   ======

---------------

(1) Represents pro forma income tax for the six months of 1997. See Note 3 to the consolidated financial statements.

  Results for the three months ended June 30, 1997 compared to the three months ended June 30, 1998

     Revenues. Revenues increased $33.6 million, or 227% for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. Approximately $28.8 million of the increase resulted from the inclusion of revenues from those Founding Companies for which the results of operations are included in the Company's consolidated results from October 31, 1997, the effective closing date of the acquisitions for accounting purposes. Two primary factors contributed to the balance of the revenue increase: (1) stronger overall market conditions than existed during the second quarter of 1997, and (2) improved asset utilization.

     Cost of revenues. Reflecting increased costs associated with the higher level of revenues, cost of revenues increased $24.6 million, or 204%. Cost of revenues, as a percentage of revenues, declined from 81.5% during the second quarter of 1997 to 75.7% for the comparable period in 1998. The decline was primarily due to improved utilization of equipment and higher average project margins during the 1998 quarter.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.5 million, or 500%, for the 1998 period as compared to the 1997 period. As a percentage of revenues, selling, general and administrative expenses were 6.2% during the first quarter of 1998, compared to 3.6% during the first quarter of 1997.

     Depreciation and amortization. Depreciation and amortization expenses increased $2.2 million from $.3 million in 1997 to $2.4 million in 1998. The increase was due to: (1) additional property, plant and equipment placed in service since the first half of 1997, (2) the acquisition of equipment owned by the Founding Companies effective November 4, 1997 under the purchase method of accounting and (3) amortization of goodwill that originated with the consummation of the Acquisitions on November 4, 1997.

     Interest income (expense), net. Interest expense, net of interest income, totaled $.8 million during 1998 as compared to nominal net interest expense during 1997. The significant increase was due primarily to: (1) higher average debt levels resulting from draw downs on the corporate revolver after the completion of the Offering, and (2) amortization of debt issuance costs related to the credit agreement and common stock warrants.

  Results for the six months ended June 30, 1997 compared to the six months ended June 30, 1998

     Revenues. Revenues increased $61.1 million, or 337% for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. Approximately $53.4 million of the increase resulted from the inclusion of revenues from those Founding Companies for which the results of operations are included in the

Company's consolidated results from October 31, 1997, the effective closing date of the acquisitions for accounting purposes. Two primary factors contributed to the balance of the revenue increase: (1) stronger overall market conditions than existed during the first six months of 1997, and (2) improved asset utilization.

     Cost of revenues. Reflecting increased costs associated with the higher level of revenues, cost of revenues increased $45.3 million, or 293%. Cost of revenues, as a percentage of revenues, declined from 85.3% during the first six months of 1997 to 76.7% for the comparable period in 1998. The decline was primarily due to improved utilization of equipment and higher average project margins during the 1998 quarter.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $4.9 million, or 397%, for the 1998 period as compared to the 1997 period. As a percentage of revenues, selling, general and administrative expenses were 7.7% during the first six months of 1998, compared to 6.8% during the first half of 1997.

     Depreciation and amortization. Depreciation and amortization expenses increased $4.2 million from $.5 million in 1997 to $4.7 million in 1998. The increase was due to: (1) additional property, plant and equipment placed in service since the first half of 1997, (2) the acquisition of equipment owned by the Founding Companies effective November 4, 1997 under the purchase method of accounting and (3) amortization of goodwill that originated with the consummation of the Acquisitions on November 4, 1997.

     Interest income (expense), net. Interest expense, net of interest income, totaled $1.7 million during 1998 as compared to nominal net interest income during 1997. The significant increase in interest expense was due primarily to:
(1) higher average debt levels resulting from draw downs on the corporate revolver after the completion of the Offering, and (2) amortization of debt issuance costs related to the credit agreement and common stock warrants.

     Other income, net. During 1997, other income consisted primarily of gains recognized on the sale of available-for-sale securities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital improved by $11.3 million during the first six months of 1998; increasing to $14.7 million at June 30, 1998 from $3.4 million at December 31, 1997. Net Cash used in operating activities during the six months ended June 30, 1998 was $3.4 million, which was primarily attributable to an increase in contracts and accounts receivables, including cost and estimated earnings in excess of billings, and a decrease in accrued expenses since December 31, 1997. The increase in receivables relates primarily to the seasonality of the Company's business in which a greater percentage of its revenues are earned in the second and third quarters of the year as weather conditions improve and marine construction activities increase. In the fourth quarter of 1997 revenues declined towards the end of the quarter because of inclement weather and the normal slow down in marine construction activity which occurs in December. The decrease in accrued expenses resulted primarily from payments totaling approximately $1.1 million related to purchase price obligations. Capital expenditures totaled $23.6 million during the first six months of 1998, including $14.1 million related to the purchase of the LB-207 pipelay barge, as renamed the Vermilion Bay, and $2.2 million for the purchase of the BB-356 bury barge. Cash consumed by operating and investing activities were funded through additional borrowings on the revolving credit facility. Reflecting net revolver borrowings of $27.6 million during the first six months of 1998, the outstanding revolver balance was $37.6 million at June 30, 1998. Borrowing capacity under the company's revolver and term loan facility at the end of June 30, 1998 totaled $12.4 million in the aggregate.

     The Company intends to continue to pursue attractive asset and corporate acquisition opportunities; however, the timing, size or success of any acquisitions and the resulting additional capital commitments are unpredictable. The Company expects to fund future acquisitions primarily through a combination of issuance of additional equity, working capital, cash flow from operations and borrowings, including the unused portion of the credit facilities. There can be no assurance that the Company can secure such additional financing if and when it is needed or on terms deemed acceptable to the Company.

                                    PART II

                               OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          27.            -- Financial Data Schedule

     (b) Reports on Form 8-K

     None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TransCoastal Marine Services, Inc.

Dated: August 11, 1998                      By:   /s/ JOHNNIE W. DOMINGUE
                                              ----------------------------------
                                                     Johnnie W. Domingue
                                                   Chief Financial Officer

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           27            -- Financial Data Schedule