Form 10-Q
period 1998-09-30
TRANSCOASTAL MARINE SERVICES INC
filed 1998-11-16
CIK 1043119

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q
                             ---------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock of the registrant, par value $.001 per share, outstanding at November 13, 1998 was 10,198,441.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                                     PART I

                             FINANCIAL INFORMATION

                                                              PAGE
                                                              ----

ITEM 1 -- FINANCIAL STATEMENTS
  Consolidated Balance Sheets as of December 31, 1997 and
     September 30, 1998.....................................    3
  Consolidated Statements of Operations for the three months
     and nine months ended September 30, 1997 and 1998......    4
  Consolidated Statements of Cash Flows for the nine months
     ended September 30, 1997 and 1998......................    5
  Notes to Consolidated Financial Statements................    6

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................   10
                             PART II
                        OTHER INFORMATION

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS.........   16

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K..................   16
SIGNATURE...................................................   17

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1997           1998
                                                              ------------   -------------
                                                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  2,416       $  1,851
  Restricted cash...........................................          --          1,379
  Contracts and accounts receivable.........................      19,214         35,154
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................       3,272          5,269
  Other current assets......................................       2,964          2,821
                                                                --------       --------
          Total current assets..............................      27,866         46,474
PROPERTY AND EQUIPMENT, net.................................      66,907        102,073
GOODWILL, net...............................................      70,757         79,070
OTHER NONCURRENT ASSETS.....................................       6,287          6,094
                                                                --------       --------
          Total assets......................................    $171,817       $233,711
                                                                ========       ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................    $  2,520       $    291
  Notes payable.............................................          --            521
  Accounts payable..........................................      12,105         18,729
  Accrued expenses..........................................       7,860         10,476
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................       1,651          4,557
  Deferred income taxes payable.............................         291            242
                                                                --------       --------
          Total current liabilities.........................      24,427         34,816
LONG-TERM DEBT, net of current maturities...................      13,471         57,500
DEFERRED INCOME TAXES.......................................      18,774         19,956
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 2,000,000 shares
     authorized, none issued and outstanding................          --             --
  Common stock, $.001 par value, 20,000,000 shares
     authorized, 8,898,441 and 10,198,441 shares issued and
     outstanding in 1997 and 1998, respectively.............           9             10
  Restricted common stock, $.001 par value, 3,000,000 shares
     authorized, 250,000 shares issued and outstanding......          --             --
  Additional paid-in capital................................     128,375        133,899
  Retained deficit..........................................     (13,277)       (12,508)
  Net unrealized gain on available-for-sale securities......          38             38
                                                                --------       --------
          Total stockholders' equity........................     115,145        121,439
                                                                --------       --------
          Total liabilities and stockholders' equity........    $171,817       $233,711
                                                                ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           SEPTEMBER 30,        SEPTEMBER 30,
                                                        -------------------   ------------------
                                                          1997       1998      1997       1998
                                                        --------   --------   -------   --------
REVENUES..............................................  $13,885    $44,912    $31,989   $124,081
COSTS AND EXPENSES:
  Cost of revenues....................................   10,715     36,854     26,162     97,578
  Selling, general and administrative expenses........      656      3,989      1,887     10,108
  Depreciation and amortization.......................      262      2,403        717      7,086
                                                        -------    -------    -------   --------
Operating income......................................    2,252      1,666      3,223      9,309
OTHER INCOME (EXPENSE), net:
  Interest income (expense), net......................      (11)    (1,194)         8     (2,856)
  Other income (expense), net.........................      (28)       (75)       468        (76)
                                                        -------    -------    -------   --------
INCOME BEFORE INCOME TAXES............................    2,213        397      3,699      6,377
PROVISION (BENEFIT) FOR INCOME TAXES..................      164       (567)       354      2,423
                                                        -------    -------    -------   --------
NET INCOME............................................  $ 2,049    $   964    $ 3,345   $  3,954
                                                        =======    =======    =======   ========
PRO FORMA INFORMATION (Note 1):
  Income before income taxes..........................  $ 2,213               $ 3,699
  Pro forma income tax................................      885                 1,479
                                                        -------               -------
  Pro forma net income................................  $ 1,328               $ 2,219
                                                        =======               =======
EARNINGS PER SHARE (Notes 1 and 3):
  Basic...............................................  $  0.58    $  0.10    $  1.01   $   0.43
                                                        =======    =======    =======   ========
  Diluted.............................................  $  0.57    $  0.10    $  1.00   $   0.43
                                                        =======    =======    =======   ========
NUMBER OF SHARES USED IN PER SHARE
COMPUTATIONS:
  Basic...............................................    2,287      9,572      2,196      9,291
                                                        =======    =======    =======   ========
  Diluted.............................................    2,315      9,572      2,215      9,297
                                                        =======    =======    =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1997       1998
                                                              -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 3,345   $  3,954
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities --
     Depreciation and amortization..........................      717      7,086
     Deferred income taxes..................................     (354)      (867)
     Other..................................................     (531)     1,180
     Changes in operating assets and liabilities --
       (Increase) decrease in --
          Restricted cash...................................       --      1,525
          Contracts and accounts receivable.................   (4,446)   (11,689)
          Cost and estimated earnings in excess of billings
           on uncompleted contracts.........................   (2,440)        59
          Inventory.........................................     (217)      (212)
          Other current assets..............................      217      1,723
          Other non current assets..........................      422       (949)
       Increase (decrease) in --
          Accounts payable and accrued expenses.............    2,596      1,312
          Billings in excess of costs and estimated earnings
           on uncompleted contracts.........................       54          3
                                                              -------   --------
            Net cash provided by (used in) operating
              activities....................................     (638)     3,125
                                                              -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of capital assets......................      243      1,012
  Capital expenditures......................................   (2,051)   (33,461)
  Payment for acquisition of Dickson Group, net of cash
     acquired...............................................       --     (8,744)
  Distribution to stockholders..............................       --     (3,185)
  Proceeds from sale of investments.........................    2,005         --
  Change in unrealized gain.................................     (283)        --
                                                              -------   --------
            Net cash used in investing activities...........      (86)   (44,378)
                                                              -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable...............................    1,855         --
  Net borrowings on Credit Agreement........................       --     43,646
  Principal payments on notes payable.......................     (685)        --
  Principal payments on long-term debt......................     (450)    (2,958)
                                                              -------   --------
            Net cash provided by financing activities.......      720     40,688
                                                              -------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................       (4)      (565)
CASH AND CASH EQUIVALENTS, beginning of period..............    1,117      2,416
                                                              -------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $ 1,113   $  1,851
                                                              =======   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for --
  Interest..................................................  $    83   $  1,809
                                                              =======   ========
  Non-cash investing and financing activities:
     Purchase of assets through assumption of debt..........  $ 1,093   $     --
                                                              =======   ========
  Common stock issued in connection with Dickson Group
     acquisition............................................  $    --   $  5,525
                                                              =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BUSINESS AND ORGANIZATION

     TransCoastal Marine Services, Inc. ("TCMS") was organized in April 1996 to create a fully integrated marine construction company focusing on transition zone and shallow water regions of the U.S. Gulf Coast. On November 4, 1997, simultaneously with the closing of its initial public offering (the "Offering"), TCMS acquired four privately owned marine construction businesses (the "Founding Companies") and certain real properties used in the businesses of the Founding Companies in exchange for consideration consisting of cash, common stock of TCMS (the "Common Stock") and debt assumption. Unless otherwise indicated, all references herein to the "Company" and "TransCoastal" include the Founding Companies, and references to "TCMS" mean TransCoastal Marine Services, Inc., prior to the consummation of the acquisitions of the Founding Companies.

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

     The consolidated financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission that permit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles to be condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal recurring adjustments that are necessary for a fair presentation of the results for the three months ended and nine months ended September 30, 1997 and 1998.

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

     Pro forma net income for the three months ended and nine months ended September 30, 1997 consists of the historical net income of Woodson, including two S Corporations, adjusted for income taxes that would have been recorded had each company operated as a C Corporation. Pro forma earnings per share for the 1997 periods reflect the pro forma adjustment to adjust for income taxes.

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

                                                             THREE MONTHS       NINE MONTHS
                                                                ENDED              ENDED
                                                            SEPTEMBER 30,      SEPTEMBER 30,
                                                           ----------------   ----------------
                                                           1997       1998    1997       1998
                                                           -----      -----   -----      -----
Shares issued in the acquisition of Woodson..............  1,031      1,031   1,031      1,031
Shares issued in the formation of TCMS...................    975        975     975        975
Shares issued to the stockholders of the remaining
  Founding Companies.....................................     --      1,111      --      1,111
Shares sold to certain employees.........................    275        275     187        275
Shares issued to consultants.............................      6          6       3          6
Shares issued in the acquisition of Dickson Group........     --        424      --        143
Shares sold in the Offering..............................     --      5,750      --      5,750
                                                           -----      -----   -----      -----
Weighted average shares outstanding for basic earnings
  per share calculation..................................  2,287      9,572   2,196      9,291
                                                           =====      =====   =====      =====

     The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. Weighted average shares outstanding for calculation of diluted earnings per share totaled 2,315,000 and 9,572,000 for the three months ended September 30, 1997 and 1998, respectively. Weighted average shares outstanding for calculation of diluted earnings per share totaled 2,215,000 and 9,297,000 for the nine months ended September 30, 1997 and 1998, respectively.

4. BUSINESS COMBINATIONS

     On November 4, 1997, TCMS acquired in separate transactions (collectively, the "Acquisitions"), simultaneously with the closing of the Offering, the Founding Companies and certain real properties used in the businesses of the Founding Companies. Set forth below are unaudited pro forma combined revenues and income data reflecting the pro forma effect of the Acquisitions on the Company's results from operations for the three months ended and nine months ended September 30, 1997. The unaudited pro forma data presented below consists of the income statement data from the operations of Woodson as presented in these consolidated financial statements plus the income statement data from the operations of the remaining Founding Companies for the three months ended and nine months ended September 30, 1997 (in thousands, except per share amounts). These pro forma results are not necessarily indicative of the actual results which would have occurred if the Acquisitions had taken place at the beginning of the period presented, nor are they necessarily indicative of future results.

                                                               THREE MONTHS         NINE MONTHS
                                                                  ENDED                ENDED
                                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                            ------------------   -----------------
Pro forma revenues........................................       $32,012              $86,918
Pro forma net income......................................       $ 2,022              $ 3,953
Basic and diluted earnings per share......................       $  0.22              $  0.43

     Pro forma adjustments included in the amounts above primarily relate to:
(a) the issuance of Common Stock as of the beginning of the year presented for the Offering, the Acquisitions, and for certain of its executive officers and consultants, (b) adjustment for pro forma goodwill amortization expense using 40-year

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES estimated life, (c) elimination of historical interest expense related to certain obligations which were repaid by the Company and reduced by interest expense on borrowed funds used to pay the cash portion of the Acquisitions, and
(d) adjustment to the federal and state income tax provisions based on pro forma results.

5. DICKSON GROUP ACQUISITION

     On August 2, 1998, the Company entered into a Stock Purchase and Merger Agreement (the "Agreement") to acquire Dickson GMP International, Inc. and four affiliated companies (the "Dickson Group") which specialize in the fabrication of production systems that incorporate sophisticated piping, electrical and instrumentation components used in the oil and gas, refinery, petrochemical and chemical industries. Under the terms of the Agreement, TransCoastal acquired all outstanding stock of the Dickson Group for $10 million in cash and approximately
1.3 million shares of TransCoastal common stock. The Agreement provides the potential for Dickson Group to receive an additional $7.3 million in cash and approximately 0.3 million shares if it achieves certain financial targets by the third quarter of 1999. The Company financed the acquisition with borrowings available under its existing credit facilities. The Dickson Group acquisition has been accounted for as a purchase, therefore, the accompanying statements of operations reflect the results of operations of the Dickson Group since the date of acquisition.

     The unaudited pro forma data for 1997 presented below consists of the income statement data from the operations of Woodson as presented in these consolidated financial statements plus the income statement data from the operations of the remaining Founding Companies and the Dickson Group for the nine months ended September 30, 1997. The unaudited pro forma consolidated results of operations for the nine months ended September 30, 1998 are prepared as though the Dickson Group had been acquired as of January 1, 1998. These pro forma results are not necessarily indicative of the actual results which would have occurred if the Acquisitions had taken place at the beginning of the periods presented, nor are they necessarily indicative of future results (amounts in thousands, except per share data):

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
Pro forma revenues..........................................  $115,198   $153,900
Pro forma net income........................................  $  4,083   $  4,293
Basic and diluted earnings per share........................  $   0.39   $   0.41

     Pro forma adjustments included in the amounts above primarily relate to:
(a) the issuance of Common Stock as of the beginning of the year presented for the Offering, the Acquisitions, and to certain of its executive officers and consultants, (b) adjustment for pro forma goodwill amortization expense using 40-year estimated life, (c) elimination of historical interest expense related to certain obligations which were repaid by the Company and reduced by interest expense on borrowed funds used to pay the cash portion of the Acquisitions, and
(d) adjustment to the federal and state income tax provisions based on pro forma results.

6. INCOME TAXES

     The results for the third quarter of 1998 include the effects of a net tax benefit of $567,000 or $0.06 per share, primarily resulting from the Company making a federal income tax election associated with the acquisition of one of the Woodson Companies. The election required the consent of certain founding stockholders and allowed the Company to adjust to a year-to-date effective income tax rate of approximately 38 percent.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

7. NEW PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for the Company's year ending December 31, 1998. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income equaled net income for the three and nine month periods ending September 30, 1997 and 1998.

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

     Most of the Company's services are provided under fixed-priced contracts and are generally completed within one year. These contracts are usually accounted for using the percentage-of-completion method of accounting. Under this method, the percentage-of-completion is determined by comparing contract costs incurred to date with total estimated contract costs. Any significant revision in cost and income estimates is reflected in the accounting period in which the facts that require the revision become known. Income is recognized by applying the percentage completed to the projected total income for each contract in progress. The balance of the Company's revenues are generated under cost plus or time and material contracts. Under these contracts revenues are recognized as the services are performed. Cost of revenues consists of direct material, labor and subcontracting costs and indirect costs related to contract performance, such as indirect labor, supplies and tools. Cost of revenues also includes the manufacturing costs related to the amphibious undercarriages sold and costs associated with the services provided for site assessments and remediation activities. Selling, general and administrative expenses have historically consisted primarily of compensation and benefits to owners as well as to sales and administrative employees, fees for professional services and other general office expenses. Selling, general and administrative expenses have also historically included incentive and discretionary bonuses paid to owners, including amounts paid in lieu of S corporation distributions to enable them to meet their income tax obligations.

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

     The marine construction industry along the U. S. Gulf Coast is highly seasonal as a result of weather conditions, the availability of daylight hours and the timing of capital expenditures by oil and gas companies. Historically, the Founding Companies have performed a substantial portion of their services during the period from March through November, and, therefore, a disproportionate portion of their contract revenues, gross profit and net income generally has been earned during the second and third quarters of the calendar year. Because of this seasonality, the Company's future full year results are not likely to be a direct multiple of any particular quarter or combination of quarters. During the third quarter of 1998, there were five (5) named storms in the Gulf of Mexico, that resulted in significant delays on three pipeline construction projects in process in the region.

     Additionally, the Company's results of operations will also be affected by the level of oil and gas exploration and development activity maintained by oil and gas companies in the Gulf of Mexico. The level of exploration and development activity is related to several factors, including trends of oil and gas prices, exploration and production companies' expectations of future oil and gas prices, and changes in technology which reduce costs and improve expected returns on investment. With the decline in oil prices over the previous three quarters, and with oil prices continuing to fluctuate below $16.00 per barrel in the third quarter of 1998, the Company has seen a slowdown in the rate at which pipeline installation projects that cross the transition zone in the Gulf of Mexico are moving forward. To date the decline in oil prices has had little or no impact on the fabrication division revenues due to the fact that its major contracts are for vessels and components that are scheduled to be working in international waters outside the Gulf of Mexico.

     Certain risks are inherent under contracts that are based on a fixed-price basis. The revenues, costs and gross profit realized on a contract will often vary from the estimated amounts for various reasons, including errors in estimates or bidding, changes in the availability and cost of labor and material, and variations in productivity from the original estimates. These variations and the risks inherent in the marine construction industry may result in revenues and gross profits different from those originally estimated and can result in reduced profitability or losses on projects.

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

RESULTS OF OPERATIONS

     Revenues, cost of revenues and selling, general and administrative expense levels were significantly higher for the three month and nine month periods ended September 30, 1998 as compared to the same periods in 1997. The operating results for the three month and nine month periods ended September 30, 1997 are the results of operations of Woodson, whereas 1998 operating results reflect the Company's results of operations including all Founding companies operations for the entire periods shown and Dickson Group for two months in the third quarter.

     The following table sets forth certain selected financial data of the Company and that data as a percentage of the Company's revenues for the periods indicated (dollars in thousands):

                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                    ----------------------------------
                                                         1997               1998
                                                    ---------------    ---------------
Revenues..........................................  $13,885   100.0%   $44,912   100.0%
Cost of revenues..................................   10,715    77.2%    36,854    82.0%
Selling, general and administrative expenses......      656     4.7%     3,989     8.9%
Depreciation and amortization.....................      262     1.9%     2,403     5.4%
                                                    -------   -----    -------   -----
Operating income..................................    2,252    16.2%     1,666     3.7%
Interest income (expense), net....................      (11)   (0.1)%   (1,194)   (2.6)%
Other income, net.................................      (28)   (0.2)%      (75)   (0.2)%
                                                    -------   -----    -------   -----
Income before income taxes........................    2,213    15.9%       397     0.9%
Provision (benefit) for income taxes(1)...........      885     6.3%      (567)   (1.2)%
                                                    -------   -----    -------   -----
Net income........................................  $ 1,328     9.6%   $   964     2.1%
                                                    =======   =====    =======   =====

---------------------

(1) Represents pro forma income tax for the third quarter of 1997. See Note 3 to the consolidated financial statements at December 31, 1997.

                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                    ----------------------------------
                                                         1997               1998
                                                    ---------------   ----------------
Revenues..........................................  $31,989   100.0%  $124,081   100.0%
Cost of revenues..................................   26,162    81.8%    97,578    78.7%
Selling, general and administrative expenses......    1,887     5.9%    10,108     8.1%
Depreciation and amortization.....................      717     2.2%     7,086     5.7%
                                                    -------   -----   --------   -----
Operating income..................................    3,223    10.1%     9,309     7.5%
Interest income (expense), net....................        8     0.0%    (2,856)   (2.3)%
Other income, net.................................      468     1.5%       (76)   (0.1)%
                                                    -------   -----   --------   -----
Income before income taxes........................    3,699    11.6%     6,377     5.1%
Provision for income taxes(1).....................    1,583     5.0%     2,423     1.9%
                                                    -------   -----   --------   -----
Net income........................................  $ 2,116     6.6%  $  3,954     3.2%
                                                    =======   =====   ========   =====

---------------------

(1) Represents pro forma income tax for the nine months of 1997. See Note 3 to the consolidated financial statements at December 31, 1997.

 RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

     Revenues. Revenues increased $31.0 million, or 223% for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. The inclusion of revenues from the Founding Companies, other than Woodson, and the Dickson Group accounted for the increase in revenues in 1998. The results of operations of the Founding Companies, other than Woodson, and the Dickson Group are included in the Company's consolidated results from the effective closing date of the acquisitions for accounting purposes.

     Cost of revenues. Cost of revenues increased $26.1 million, or 244% reflecting increased costs associated with the higher level of revenues. Cost of revenues, as a percentage of revenues, increased from 77.2% during the third quarter of 1997 to 82.1% for the comparable period in 1998. The increase in costs of revenues as a percentage of revenues was due primarily to two factors. The first contributing factor was the significantly higher content of fabrication work in the third quarter of 1998 as compared to the same quarter of 1997. Fabrication projects generally have lower gross margins than pipeline construction projects. The second contributing factor was the weather delays encountered during the quarter ended September 30, 1998 versus the same period in 1997. Billings under weather clauses generally are structured to cover a significant portion, if not all of the Company's standby costs during the period in which equipment and personnel are waiting for the weather to improve.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $3.3 million, or 509%, for the 1998 period as compared to the 1997 period. As a percentage of revenues, selling, general and administrative expenses were 8.9% during the third quarter of 1998, compared to 4.7% during the third quarter of 1997. The inclusion of selling, general and administrative expenses from the Founding Companies, other than Woodson, and the Dickson Group accounted for $2.1 million, or 63.6% of the increase in these expenses in the third quarter of 1998 as compared to the same period in 1997. The results of operations of the Founding Companies, other than Woodson, and the Dickson Group are included in the Company's consolidated results from the effective closing date of the Acquisitions for accounting purposes. The balance of the increase in expenses is the result of costs associated with being a public company and employing corporate and operating staff to manage the larger combined entity.

     Depreciation and amortization. Depreciation and amortization expenses increased $2.1 million from $.3 million in 1997 to $2.4 million in 1998. The increase was primarily due to: (1) additional property, plant and equipment placed in service since the nine months of 1997, (2) the acquisition of equipment owned by the Founding Companies, other than Woodson, effective November 4, 1997 under the purchase method of accounting, and (3) amortization of goodwill that originated with the consummation of the Acquisitions on November 4, 1997. To a lesser extent the depreciation of equipment acquired and amortization of goodwill recorded in connection with the acquisition of the Dickson Group during the third quarter of 1998 also contributed to the increase.

     Interest income (expense), net. Interest expense, net of interest income, totaled $1.2 million during 1998 as compared to nominal net interest expense during 1997. The significant increase was primarily due to: (1) higher average debt levels resulting from draw downs on the corporate revolver after the completion of the Offering, and (2) amortization of debt issuance costs related to the credit agreement and common stock warrants.

 RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

     Revenues. Revenues increased $92.1 million, or 288% for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Approximately $82.1 million of the increase resulted from the inclusion of revenues from the Founding Companies, other than Woodson, and the Dickson Group for which the results of operations are included in the Company's consolidated results from the effective closing date of the acquisitions for accounting purposes. The two primary factors contributing to the balance of the revenue increase in 1998 were: (1) the acquisition of the Vermilion Bay which began operating under a contract during the third quarter, and (2) improved utilization of assets and facilities.

     Cost of revenues. Reflecting increased costs associated with the higher level of revenues, cost of revenues increased $71.4 million, or 273%. Cost of revenues, as a percentage of revenues, declined from 81.8% during the first nine months of 1997 to 78.7% for the comparable period in 1998. The decline was primarily due to improved utilization of equipment and facilities and higher average project margins during the nine months ended September 30, 1998 versus the same period for 1997.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $8.2 million, or 436%, for the 1998 period as compared to the 1997 period. As a percentage of revenues, selling, general and administrative expenses were 8.1% during the first nine months of 1998, compared to 5.9% during the same period of 1997. The inclusion of selling, general and administrative expenses from the Founding Companies, other than Woodson, and the Dickson Group accounted for $7.1 million of the increase in these expenses for the nine month period ended September 30, 1998 as compared to the same period for 1997. The results of operations of the Founding Companies, other than Woodson, and the Dickson Group are included in the Company's consolidated results from the effective closing date of the acquisitions for accounting purposes. The balance of the increase in selling, general and administrative expenses is the result of costs associated with being a public company and building an infrastructure to support a company capable of taking on larger projects and generating higher revenues.

     Depreciation and amortization. Depreciation and amortization expenses increased $6.4 million from $0.7 million in 1997 to $7.1 million in 1998. The increase was primarily due to: (1) additional property, plant and equipment placed in service since the first half of 1997, (2) the acquisition of equipment owned by the Founding Companies, other than Woodson, effective November 4, 1997 under the purchase method of accounting, and (3) amortization of goodwill that originated with the consummation of the Acquisitions on November 4, 1997.

     Interest income (expense), net. Interest expense, net of interest income, totaled $2.9 million during 1998 as compared to nominal net interest income during 1997. The significant increase in interest expense was primarily due to:
(1) higher average debt levels resulting from draw downs on the corporate revolver after the completion of the Offering, and (2) amortization of debt issuance costs related to the credit agreement and common stock warrants.

     Other income, net. During 1997, other income consisted primarily of gains recognized on the sale of available-for-sale securities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital improved by $8.2 million during the first nine months of 1998; increasing to $11.7 million at September 30, 1998 from $3.4 million at December 31, 1997. Net cash provided by operating activities during the nine months ended September 30, 1998 was $3.1 million. Net cash used in investing activities during the nine months ended September 30, 1998 was $44.4 million. Capital expenditures accounted for $33.5 million of the cash used in investing activities during the period and included $21.7 million related to the purchases and refurbishments of the LB-207 pipelay barge and the BB-356 bury barge, renamed the Vermilion Bay and Atchafalaya Bay, respectively. Other investing activities which required the use of cash were the Dickson Group acquisitions ($8.7 million) and the federal income tax election associated with the acquisition of one of the Woodson Companies ($3.2 million). Net cash consumed by operating and investing activities was funded through additional borrowings on the revolving credit facility. During the first nine months of 1998 net revolver and term loan borrowings were $43.6 million, resulting in an outstanding revolver and term loan balance of $53.8 million at September 30, 1998. Additional borrowing capacity under the Company's revolver and term loan facility at the end of September 30, 1998 totaled $6.2 million in the aggregate.

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

YEAR 2000 ISSUES

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive data by the Company's computerized information systems and equipment. The Year 2000 may be critical to these systems as many computer programs were written and equipment manufactured using two digits rather than four to define the applicable year. As a result, any of the Company's computer applications or equipment that have date-sensitive programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures in the fabrication area that could cause serious production-related issues. In addition, miscalculations or system failures could result in a temporary inability to process transactions, issue invoices, remit payments, communicate with financial institutions and other entities electronically and update internal accounting systems. If not corrected in a timely manner, such business disruptions could be detrimental to the continuing operations of the Company.

     The Company has initiated a program to prepare its computer systems and applications for the year 2000. Based on present information, management believes that while many of the systems are already year 2000 compliant, other systems will require modification or replacement with new programs. The Company will utilize both internal and external resources to reprogram, replace and test software for year 2000 compliance.

     Beyond the computer hardware and software systems, the Company has a variety of operating equipment that may be impacted by the year 2000 issue. This equipment may have embedded microchips that use time and dates. The time and date functions may control the equipment, provide time and date stamps of records or data generated by the equipment, or may schedule events or actions. The Company is currently inventorying its equipment, and with the manufacturer's assistance, a plan is being developed to modify and test every date-related function.

     The Company plans to complete the year 2000 conversion tasks well in advance of the end of 1999. The total project costs are presently estimated not to exceed $750,000, to be funded through cash flows from operations, and such costs will be expensed as incurred unless new software and computer hardware is purchased in which case certain costs will be capitalized.

     The Company is taking steps to identify year 2000 compliance issues that may be created by key customers, suppliers, other service providers, and financial institutions with which the Company does business.

The loss of any key customer or the inability of any of the Company's key vendors to provide its goods or services to the Company would have a negative impact on the Company's operations until those entities return to normal operations.

     The anticipated future costs of the year 2000 conversion project and the date on which the Company anticipates project completion are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could vary significantly from current estimates.

     The Company will be developing a written contingency plan by early 1999 to address the issues that could arise should the Company or any of its significant suppliers, customers, service providers or financial institutions not be prepared to accommodate year 2000 issues timely. The Company believes that in an emergency situation it could revert to the use of manual systems that do not rely on computers. Through these manual systems, the Company could perform the minimum functions required to maintain the flow of goods and services and provide a minimum level of information reporting to maintain a level of control over the business cycle. Should the Company have to utilize manual systems, it is uncertain that it could maintain current levels of operations and this could have a material adverse impact on the business. The Company intends to maintain constant surveillance on year 2000 issues and will adapt its plans as required.

                                    PART II

                               OTHER INFORMATION

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 1, 1998, the Company issued 1,300,000 shares of common stock to the former stockholders of the Dickson Group at a per share price equal to $4.25 per share in partial consideration for all of the outstanding shares of the Dickson Group. No underwriting commissions or discounts were paid with respect to the issuance of the unregistered securities described above.

     The above common stock was issued in reliance on Section 4(2) of the Act for transactions not involving a public offering. With regard to the reliance by the Company upon such exemption for registration, certain inquiries were made by the Company to establish that such issuance qualified for such exemption from the registration requirements. In particular, the Company confirmed that (i) the certificates for the shares sold accordingly bear restrictive legends and (ii) the shares were issued to a limited number of persons.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          27.            -- Financial Data Schedule

     (b) Reports on Form 8-K

     Filed on September 15, 1998 in connection with the acquisition of the Dickson Group.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TransCoastal Marine Services, Inc.

                                            By:   /s/ JOHNNIE W. DOMINGUE
                                              ----------------------------------
                                                     Johnnie W. Domingue
                                                   Chief Financial Officer

Dated: November 13, 1998

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          27.            -- Financial Data Schedule