Form 10-K405
period 1998-12-31
TRANSCOASTAL MARINE SERVICES INC
filed 1999-03-31
CIK 1043119

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[MARK ONE]

      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998

                                       OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD ______ TO ______

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

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
---------------------------------------------- ----------------------------------------------
   Common Stock, par value $.001 per share                 Nasdaq National Market

     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 16, 1999, there were 10,448,441 shares of common stock, par value of $.001 per share, of the Registrant issued and outstanding, 5,739,550 of which, having an aggregate market value of $37,280,037, based on the closing price per share of the common stock of the Registrant reported on the Nasdaq National Market on that date, were held by non-affiliates of the Registrant. For purposes of the above statement only, all directors and executive officers of the Registrant are assumed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The Company's proxy statement in connection with the Annual Meeting is incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................  1
Item 2.   Properties..................................................  6
Item 3.   Legal Proceedings...........................................  9
Item 4.   Submission of Matters to a Vote of Security Holders.........  9
                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................  10
Item 6.   Selected Financial Data.....................................  11
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................  12
Item 7a.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................  17
Item 8.   Financial Statements and Supplementary Data.................  18
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  41
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........  41
Item 11.  Executive Compensation......................................  41
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................  41
Item 13.  Certain Relationships and Related Transactions..............  41
                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................  41

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     TransCoastal Marine Services, Inc. ("TCMS") is a marine construction company with worldwide operations onshore, in the transition zone and offshore (up to 800 feet). The Company has two operating groups: the Pipeline and Marine Group and the Fabrication and Offshore Group. The Pipeline and Marine Group performs pipeline installation and repair worldwide utilizing a fleet of company owned vessels. This group also provides construction support services, including hydrostatic testing and commissioning of pipelines. The Fabrication and Offshore Group fabricates, refurbishes and installs production platforms, offshore drilling rigs, barges and performs other related fabrication services.

     The Company currently conducts operations from port facilities and fabrication yards strategically positioned along the U.S. Gulf Coast. In order to conduct its international activities, the Company currently has offices in West Africa, Venezuela and Mexico. The Company's principal executive offices are located at 2925 Briarpark Drive, Suite 930, Houston, Texas 77042, and its telephone number is (713) 784-7429.

PIPELINE AND MARINE GROUP

     The efficient development of an offshore oil and gas field frequently involves the addition or extension of an infrastructure of gathering lines and trunklines (large diameter pipelines). The Pipeline and Marine Group performs pipeline installation and repair onshore, in the transition zone and in water depths up to 800 feet utilizing a fleet of company-owned vessels and equipment.

     This group also conducts onshore and offshore hydrostatic testing and commissioning of pipelines for oil and gas producers and pipeline construction companies. During hydrostatic testing, water is pumped into a newly installed or existing pipeline to increase the internal pressure beyond the designed capacity of the pipeline in order to test its structural integrity. Pipeline commissioning involves final preparation of a completed and successfully tested pipeline for operation in accordance with applicable regulatory standards. In connection with its hydrostatic testing and commissioning services, the Pipeline and Marine Group also performs pipeline cleaning, drying and dehydration services. This group also manufactures amphibious undercarriages for marine construction equipment used in transition zone waters.

     Prior to 1998, the Pipeline and Marine Group's traditional market was the water region along the U.S. Gulf Coast. During 1998, this group expanded its activities into international offshore markets including West Africa, the Caribbean and Mexico. The Company believes it is the only company providing pipeline installation and repair services and hydrostatic testing and commissioning services from water depths of 800 feet through the transition zone and to onshore gathering and processing facilities in the markets it serves.

     The Company's fleet includes: (i) four anchor barges and three multipurpose vessels (used in both pipeline installation and repair and hydrostatic testing, commissioning and related operations), primarily operated in water depths beyond 20 feet, and (ii) 15 spud barges and ancillary equipment, operated in water depths of up to 20 feet. The Company also owns specialized equipment for offshore pipeline jetting (a specialized pipeline burying technique) and testing services, marine dredging and trench digging. See Item 2. Properties for a listing of the Company's significant vessels and equipment.

FABRICATION AND OFFSHORE GROUP

     The Company's Fabrication and Offshore Group fabricates and refurbishes (i) structural components of fixed platforms for use in the offshore development and production of oil and gas and (ii) structural components, primarily deck structures, for offshore drilling rigs and barge drilling rigs. These services are contracted for by customers with worldwide exploration and production operations.

INDUSTRY OVERVIEW

     The market for offshore pipeline installation and related services and for fabrication services is primarily dependent on the levels of oil and gas exploration, development and production activities and pipeline capacity utilization in the markets in which the Company is active.

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

SAFETY AND QUALITY ASSURANCE

     The safety and health of the Company's employees is a high priority for the Company's management. The Company maintains a stringent safety assurance program to reduce the possibility of accidents. Additionally, the Company has established guidelines to ensure compliance with all applicable state and federal safety regulations, and provides ongoing training and safety education. The Company has a comprehensive drug-testing program and conducts periodic employee health screenings.

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

CUSTOMERS AND CONTRACTS

     The Company's primary customers are major and independent oil and gas exploration and production companies, drilling contractors, hydrocarbon transportation companies and other marine construction companies. The level of construction services required by any one customer depends on the amount of that customer's capital expenditure budget allocated to marine construction in any single year. Consequently, customers that account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent fiscal years. The five most significant customers of the Company on a combined basis during fiscal 1998 (in alphabetical order) were Chevron, Mallard Bay Drilling, Shell, Transcontinental Gas Pipeline Corporation, and Transocean Offshore. The Company had only one customer that represented more than 10 percent of its revenues in fiscal 1998. While the Company is not dependent on any one customer, the loss of one of its significant customers could, at least on a short-term basis, have an adverse effect on the Company's results of operations.

     The Company's contracts are typically of short duration, being completed in one to nine months. A substantial number of the Company's projects are performed on a fixed-price basis, although some projects are performed on an alliance/partnering or cost-plus basis. Under a fixed-price contract, the Company receives the price fixed in the contract, subject to adjustment only for change orders placed by the customer. As a result, the Company is responsible for all cost overruns under items included in fixed-price contracts. Under a typical alliance/partnering arrangement, the Company and the customer agree in advance to a target price that includes specified levels of labor and material costs and profit margins. If the project is completed at less than the cost levels targeted in the contract, the contract price is reduced by a portion of the savings. If the completed cost is greater than the targeted costs, the contract price is increased, but generally to the target price plus the actual incremental cost of material and direct labor. Accordingly, under an alliance/partnering arrangement, the Company has some protection against cost overruns but must share a portion of any cost savings with the customer. Under cost-plus arrangements, the Company receives a specified fee in excess of its direct labor and material cost and therefore is protected against cost overruns. Revenue, costs, and gross profit realized on a contract will often vary from the estimated amounts on which such contracts were originally based due to a variety of reasons including: changes in the availability and cost of labor and material;

variations in productivity from the original estimates; and errors in estimates or bidding. These variations and the risks inherent in the marine construction industry may result in revenue and gross profit that differ from those originally estimated. This can result in reduced profitability or losses on projects. Depending on the size of a project, variations from estimated contract performance can have a significant impact on the Company's operating results for any particular fiscal quarter or year.

COMPETITION

     The marine construction services business is highly competitive and in recent years has been characterized by over-capacity, which has resulted in substantial pressure on pricing and operating margins. The Company expects the over-capacity in the industry to reoccur from time to time in the future. Contracts for marine construction services are usually awarded on a competitive bid basis. In selecting a contractor the Company believes customers consider, among other things, the availability and technical capabilities of equipment, personnel, efficiency, condition of equipment, safety record and reputation. However, price is currently a primary factor in determining which qualified contractor with available equipment is awarded a contract. Some of the Company's competitors are larger and have financial and other resources that are greater than those of the Company.

     The Company generally focuses on projects from the transition zone to 800 feet of water. In the U.S. Gulf of Mexico waters, several companies with one or more derrick or pipe laying barges compete with the Company for transition zone and shallow water projects. The Company believes that it is the largest transition zone marine construction services company with focus on the U.S. Gulf Coast. Internationally, where the company competes for projects from the transition zone to 800 feet of water, the Company believes that Global Industries, Ltd., Horizon Offshore, Inc. and J. Ray McDermott, S.A., and several other international contractors are its primary competitors.

     In its Fabrication and Offshore Group, the Company has numerous competitors. Some of these competitors are larger and have financial and other resources that are greater than those of the Company.

BACKLOG

     As of December 31, 1998, the Company's unfilled contracts and backlog orders (including verbal orders) amounted to approximately $46.8 million; however, the Company does not consider its backlog amounts to be a reliable indicator of future revenue because most of the Company's projects are awarded and performed within a relatively short period of time. The Company's backlog fluctuates significantly based on the timing of contract awards and varying levels of operating activity throughout the year. The Company is generally able to complete its projects within a 12-month period.

FLUCTUATIONS IN OPERATING RESULTS

     The Company's operating results may fluctuate significantly from quarter to quarter or year to year because of a number of factors, including: the demand for oil and gas, seasonal fluctuations in the demand for marine construction services (particularly during the winter months), acquisitions, and competitive factors. Accordingly, quarterly comparisons of the Company's revenue and operating results should not be relied upon as an indication of future performance. Additionally, the results of any quarterly period may not be indicative of results to be expected for a full year. The Company recognizes most of its contract revenue on a percentage-of-completion basis. Contract price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in income in the period when the facts giving rise to a revised estimate become known. To the extent that these adjustments result in a reduction or elimination of previously reported profits with respect to a project, the Company would recognize a charge against current earnings, which could be material. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Customers and Contracts".

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

     Certain of the Company's barges and vessels are subject to safety and classification standards imposing requirements for periodic inspections and the maintenance of certain certificates and insurance coverage, generally depending on the type, size and service performed by the barge or vessel. In addition, in order for a vessel to engage in the U.S. Coastwise Trade (providing transportation services between the states), the vessel must have been built in the United States. All the Company's barges and vessels are eligible for service in the U.S. Coastwise Trade, except for the M/V Discovery, a Panamanian flagged vessel. As a multi-purpose construction vessel providing non-transportation services to the offshore oil and gas industry, the Company believes the market for the services performed by the M/V Discovery is not materially limited by its Panamanian registration.

     The Company is required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to its operations. The Company believes that it has obtained all permits, licenses and certificates necessary to the conduct of its business.

     In addition to governmental regulation, various private industry organizations, such as the American Petroleum Institute, the American Society of Mechanical Engineers and the American Welding Society, promulgate technical standards that must be adhered to during the course of the Company's fabrication operations.

  Environmental

     The operations of the Company are also affected by numerous federal, state and local laws and regulations relating to protection of the environment. The requirements of these laws and regulations have become more complex, stringent and expensive in recent years, and may, in certain circumstances, impose strict liability, rendering a company liable for environmental damages and remediation costs without regard to negligence or fault on the part of such party. Aside from possible liability for damages and costs associated with releases of hazardous materials including oil into the environment, such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others or acts of the Company that were in compliance with all applicable laws at the time such acts were performed. Sanctions for noncompliance with these laws and regulations may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. The Company is not aware of any noncompliance with applicable environmental laws and regulations that would likely have a material adverse effect on the Company's business or financial conditions, and the Company does not currently anticipate any material adverse effect on its business or consolidated financial position as a result of future compliance with existing environmental laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. However, it is possible that changes in the environmental laws and regulations and enforcement policies thereunder, or claims for damages to persons, property, natural resources or the environment could result in substantial costs and liabilities to the Company. Thus, there can be no assurance that the Company will not incur significant environmental compliance costs in the future. The Company's insurance policies provide liability coverage for sudden and accidental occurrences of pollution, and cleanup and containment of the foregoing in amounts the Company believes are comparable to policy limits carried by other construction contractors in the offshore industry.

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

RISK MANAGEMENT

     The Company's operations are subject to inherent risks of offshore and inland marine activity, including hazards such as vessels capsizing, sinking, grounding, colliding and sustaining damage from severe weather conditions. These hazards can cause personal injury or loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. The Company maintains such insurance protection as it deems prudent, including hull insurance. However, certain risks are either not insurable or insurance is available only at rates that the Company considers to be economically infeasible. There can be no assurance that insurance carried by the Company will be sufficient or effective under all circumstances or against all hazards to which the Company may be subject. A successful claim for which the Company is not fully insured could have a material adverse effect on the Company. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable.

INTELLECTUAL PROPERTY

     Although the Company's intellectual property rights are, in the aggregate, important to the Company's business, the Company believes its technical knowledge and experience, reputation and customer relationships are more important to its competitive position than any patents, licenses, trademarks or other intellectual property rights.

EMPLOYEES

     The size of the Company's work force, other than its clerical and administrative personnel, is variable and depends on the Company's workload at any particular time. As of February 28, 1999, the Company had approximately 950 employees. In addition, many workers are hired on a contract basis and are available to the Company on short notice. None of the Company's employees are covered by a collective bargaining agreement.

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

ITEM 2. PROPERTIES.

MARINE VESSELS AND EQUIPMENT

     The Company's fleet includes three multi-purpose vessels, four anchor barges and 15 spud barges. During February 1998, the Company expanded its oil and gas pipeline installation capabilities with the acquisition of the LB 207, a Vanuatu flagged pipe laying barge (now renamed the Vermilion Bay). The Vermilion Bay is currently working in the Bay of Campeche in the Gulf of Mexico. The Company further expanded its oil and gas pipeline installation capabilities in April 1998, with the acquisition of the BB 356 (now named the Atchafalaya Bay), a United States flagged barge to be used as a dedicated pipe bury barge. The Atchafalaya Bay is currently being refurbished at the Company's offshore support facility in New Orleans and is expected to be available for service by April 1999.

     The following table describes the Company's principal marine vessels and construction equipment:

                                                     DIMENSIONS
         NAME                     TYPE                 (FEET)               FUNCTION
         ----                     ----               ----------             --------
M/V Discovery..........  Multi-purpose             270 X 42 X 19     Hydrostatic testing,
                         Construction Ship                           pipeline jetting,
                         (Panamanian flagged)                        diving support, coring
                                                                     support; 8 point
                                                                     mooring system; dynamic
                                                                     positioning system;
                                                                     accommodations for 54
                                                                     persons
M/V Sea Level 21.......  Multi-purpose             165 X 40 X 12     Hydrostatic testing,
                         Construction Ship (U.S.                     diving support, coring
                         flagged)                                    support; 4 point
                                                                     mooring system;
                                                                     accommodations for 28
                                                                     persons
M/V Sand Queen.........  Multi-purpose Utility     96 X 24 X 7       Hydrostatic testing and
                         Vessel (U.S. flagged)                       diving support;
                                                                     accommodations for 19
                                                                     persons
Atchafalaya Bay........  Anchor Barge (U.S.        256.5 X 72 X 16   Pipe burying (2"-48"
                         flagged)                                    diameter pipe) in 10'
                                                                     to 300' water depths; 8
                                                                     point mooring system;
                                                                     accommodations for 80
                                                                     persons
Vermilion Bay..........  Anchor Barge (Vanuatu     350 X 60 X 22.5   Pipe laying (2"-48"
                         flagged)                                    diameter pipe) in 10'
                                                                     to 300' water depths; 8
                                                                     point mooring system;
                                                                     accommodations for 211
                                                                     persons
BH-400.................  Anchor Barge (U.S.        260 X 72 X 16     Pipe laying (2"-36"
                         flagged)                                    diameter pipe) in 10'
                                                                     to 300' water depths; 8
                                                                     point mooring system;
                                                                     accommodations for 90
                                                                     persons
BH-300.................  Anchor Barge              185 X 45 X 9      Pipe laying (2"-36"
                                                                     diameter pipe) in 5' to
                                                                     40' water depths; 4
                                                                     point mooring system
                                                                     and spuds
BH-203.................  Spud/Utility Barge        90 X 26 X 5       Pipeline repair;
                                                                     pipeline burial in 4'
                                                                     to 25' water depths
BH-202.................  Spud/Bury Barge           100 X 32 X 5      Pipeline jetting;
                                                                     dredging in 5' to 25'
                                                                     water depths
BH-200.................  Spud/Bury Barge           120 X 30 X 7      Pipeline jetting;
                                                                     dredging in 5' to 25'
                                                                     water depths
BH-105.................  Spud/Anchor Barge         150 X 40 X 8      Pipe laying (2"-20"
                                                                     diameter pipe),
                                                                     dredging; pile driving
                                                                     in 5' to 100' water
                                                                     depths

                                                     DIMENSIONS
         NAME                     TYPE                 (FEET)               FUNCTION
         ----                     ----               ----------             --------
BH-104.................  Spud Barge                110 X 34 X 6      Pipe laying (2"-20"
                                                                     diameter pipe);
                                                                     dredging; pile driving
                                                                     in 4' to 25' water
                                                                     depths
BH 103.................  Spud Barge                120 X 38 X 8      Pipe laying (2"-20"
                                                                     diameter pipe);
                                                                     dredging; pile driving
                                                                     in 4' to 25' water
                                                                     depths
BH 101.................  Spud Barge                120 X 36 X 7      Pipe laying (2"-20"
                                                                     diameter pipe);
                                                                     dredging; pile driving
                                                                     in 4' to 25' water
                                                                     depths
BH 100.................  Spud Barge                110 X 34 X 6.5    Pipe laying (2"-20"
                                                                     diameter pipe);
                                                                     dredging; pile driving
                                                                     in 4' to 25' water
                                                                     depths
Woodson Marsh Pipelay    Three Interconnected      140 X 38 X 7      Pipe laying (2"-48"
  Spread...............  Spud Barges               140 X 36 X 7      diameter pipe) in 1' to
                                                   140 X 36 X 7      40' water depths

FACILITIES

     Administration. The Company owns administrative buildings in Lafayette and Belle Chasse, Louisiana, and leases office space in New Iberia, Louisiana and in Houston, Texas.

     Pipeline and Marine Group. This Group's marine construction activities are supported by five onshore bases which provide administrative functions for projects and dock space for the Company's floating equipment with the ability to supply the vessels with provisions and fuel, and to perform maintenance and repairs to vessels and equipment. The facility located in Belle Chasse, Louisiana is owned by the Company. The facilities and dock frontage at New Orleans and Delcambre, Louisiana are leased, with remaining lease terms ranging from month-to-month to 15 years. The Company also has a leased office in Mexico to support its operations there.

     Fabrication and Offshore Group. The Company's fabrication operations are primarily conducted from three locations in Louisiana, one in New Iberia and three in the greater New Orleans area. The New Iberia fabrication facility includes approximately 14 acres of leased land and a 23,200 square foot fabrication shop that is supplied with automatic welding, heavy fabrication and material handling equipment. This fabrication yard, with waterfront docking and direct, deep channel access to the Gulf of Mexico, has specially designed concrete reinforcements and approximately 700 linear feet of water frontage. The Company has improved the fabrication yard to provide it with the ability to load out structures weighing up to 5,000 tons. The fabrication yard also has a rail spur which provides it direct access to rail transportation.

     During the first quarter of 1998, the Company significantly expanded its fabrication operations through two separate lease transactions. Long-term lease rights were secured to a shipyard in New Orleans capable of servicing deep-water drilling rigs, jack-ups, semi-submersibles and drill ships in January 1998. This 29-acre yard is located at the intersection of the Intracoastal Waterway and the Michoud Canal. A 32-foot water depth is maintained at the site, which has no height or width restrictions and a maximum 3,000 feet of bulkhead dock space. During February 1998, the Company signed a long-term lease for a manufacturing facility located on an 18-acre site on the Inner Harbor Navigation Canal in eastern New Orleans. The site has 1,400 feet of waterfront and includes a covered, 68,000 square foot fabrication shop with eave height exceeding 40 feet and overhead crane capacity totaling 75 tons with a hook height of 28 feet. With the acquisition of Dickson in the third quarter of 1998, the Company acquired a 10-acre fabrication yard with 900 feet of water frontage on the Mississippi River Gulf Outlet. The Company can fabricate structures as large as 6,500 tons at this location.

     The Company also owns a 18,000 square foot fabrication facility situated on approximately two acres of land in Lafayette, Louisiana, and a 20,000 square foot fabrication facility with a 2,000 square foot warehouse on approximately
3.5 acres of land in Belle Chasse, Louisiana. The fabrication facility in Belle Chasse, Louisiana also includes 8,000 square feet of office space.

     Planned Restructuring of Facilities. In December 1998, the Company finalized a consolidation plan to reduce its overall facilities to provide for more efficient and lower cost operations. This plan provides for the sale of owned properties in Lafayette and Belle Chasse, Louisiana, as well as subleasing selected leased properties and cancelling certain leases which are on month to month status.

ITEM 3. LEGAL PROCEEDINGS.

     During 1998, the Company was involved in two class action lawsuits for unspecified personal injury and property damages arising from events in October 1991 and January 1992 during the course of a pipeline installation project for a third party gas transmission company. One of the class actions, involving approximately 9,840 class members, entitled Rivera v. United Gas Pipeline Co., No. 28738, was instituted against Woodson Construction Company, Inc. on October 29, 1991 in the 40th Judicial District Court, Parish of St. John the Baptist, State of Louisiana. This lawsuit was settled during 1998. The Company's contribution towards the settlement was approximately $50,000. The contribution by the Company to the settlement was expensed in 1998. The second class action lawsuit, involving approximately 7,858 class members, entitled Husseiney v. United Gas Pipeline Co., No. 29089, was instituted on January 27, 1992 against Woodson Construction Company, Inc. in the 40th Judicial District Court, Parish of St. John the Baptist, State of Louisiana. Subsequent to year-end, this lawsuit was also settled. The Company's contribution towards the settlement was approximately $600,000. The contribution by the Company to the settlement was expensed in 1998.

     The Company is involved in various lawsuits arising in the ordinary course of business, some of which involve substantial claims for damages. While the outcome of these lawsuits cannot be predicted with certainty, management believes these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     Since October 30, 1997, the common stock of the Company (the "Common Stock") has been listed for trading on the Nasdaq National Market under the symbol "TCMS." The following table sets forth the range of high and low sale prices for the Common Stock for the periods indicated:

                                                          HIGH    LOW
                                                          ----    ---
1997
  Fourth quarter (from October 30)......................  $28 7/8 $13
1998
  First quarter.........................................  $14 1/2 $ 8 13/16
  Second quarter........................................  $13     $ 5 1/2
  Third quarter.........................................  $ 7     $ 4 1/4
  Fourth quarter........................................  $ 5 7/8 $ 2 5/8
1999
  First quarter (through March 25, 1999)................  $ 4     $ 2

     At March 25, 1999, there were approximately 2,200 stockholders of record of the Company's Common Stock. On March 16, 1999, the last reported sale price of the Common Stock on the Nasdaq National Market was $3 9/16 per share.

DIVIDENDS

     TCMS currently intends to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes, including future acquisitions. The Company does not anticipate paying any cash dividends on its Common Stock for the foreseeable future. Any future dividends will be at the discretion of the Board of Directors, after taking into account various factors, including, among other things: the Company's financial condition, results of operations, cash flows from operations, current and anticipated cash needs and expansion plans, the income tax laws then in effect, the requirements of Delaware law, the restrictions currently imposed by the Credit Agreement and any restrictions that may be imposed by the Company's future credit arrangements. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SALE OF UNREGISTERED SECURITIES

     The following information relates to securities of the Company issued or sold by the Company during the past two years which were not registered under the Securities Act:

          (i) 2,142,441 shares of Common Stock were issued to the Founding Companies on closing of the Acquisitions and the initial public offering (the "Offering"). Shareholders of the Founding Companies have certain registration rights with respect to 1,975,775 shares of Common Stock received by them in the Acquisitions, and

          (ii) 1,256,000 shares of Common Stock which were issued to founders of TCMS and certain of its executive officers and consultants in conjunction with the Offering, and

          (iii) 1,300,000 shares of Common Stock were issued to the stockholders of Dickson on closing of the acquisition on September 1, 1998. The former Dickson stockholders have certain registration rights with respect to 1,300,000 shares of Common Stock received by them in the acquisitions of Dickson by TransCoastal.

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

ITEM 6. SELECTED FINANCIAL DATA.

     In accordance with the applicable accounting rules of the Securities and Exchange Commission (the "Commission"), Woodson Construction Company (collectively with three affiliated companies, "Woodson"), one of the Founding Companies, was identified as the "accounting acquiror" for financial statement presentation purposes. Consequently, the Company's historical financial statements for periods ended on or before October 31, 1997, the effective date of the acquisitions of the Founding Companies for accounting purposes, are the consolidated historical financial statements of Woodson. As used in this discussion, the "Company" means (i) Woodson prior to October 31, 1997 and (ii) TCMS and its consolidated subsidiaries on that date and thereafter. The following selected historical financial information has been derived from the audited financial statements of the Company for each of the years presented. The summary financial information below should be read in conjunction with the historical financial statements and notes thereto included elsewhere herein.

                                                        YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                          1994       1995       1996        1997      1998(3)
                                         -------    -------    -------    --------    --------
                                                            (IN THOUSANDS)
HISTORICAL STATEMENT OF OPERATIONS:
  Revenues.............................  $ 7,786    $18,075    $17,933    $ 57,517    $188,878
  Cost of revenues.....................    5,874     12,716     13,561      46,507     152,750
  Selling, general and administrative
     expenses..........................    3,011      2,672      2,968       6,309(1)   14,528
  Depreciation and amortization........      728        574        562       2,102       9,828
  Restructuring charges................       --         --         --          --       2,418
                                         -------    -------    -------    --------    --------
  Operating income (loss)..............   (1,827)     2,113        842       2,599       9,354
  Interest income (expense), net.......      (81)       (84)        51        (530)     (4,376)
  Other income (expense), net..........       96         69        357         475        (662)
                                         -------    -------    -------    --------    --------
  Income (loss) before income taxes....   (1,812)     2,098      1,250       2,544       4,316
  Provision for income taxes...........       --        839(2)     500(2)    1,194(2)    1,511
                                         -------    -------    -------    --------    --------
          Net income (loss)............  $(1,812)   $ 1,259    $   750    $  1,350    $  2,805
                                         =======    =======    =======    ========    ========
BALANCE SHEET DATA:
  Working capital......................  $ 1,402    $ 4,628    $ 3,803    $  3,439    $ 15,516
  Total assets.........................    6,997      9,007      9,157     171,817     236,597
  Total debt, including current
     portion...........................      755         19        679      15,991      61,114
  Stockholders' equity.................  $ 5,609    $ 7,616    $ 7,718    $115,145    $120,228

---------------

(1) Includes a $2.2 million non-cash compensation charge related to the issuance of shares of Common Stock to management of the Company.

(2) Represents pro forma provision for income taxes. See Note 2 to the consolidated financial statements.

(3) 1998 Statement of Operations data includes the operating results of Dickson from the date of acquisition, September 1, 1998, through December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto and "Selected Financial Data" appearing elsewhere in this Annual Report on Form 10-K. The following information contains forward-looking statements. For a discussion of certain limitations inherent in such statements, see
"Business -- Forward-Looking Statements".

INTRODUCTION

     The Company's revenues are primarily derived from providing services related to pipeline installation and repair, hydrostatic testing and commissioning of pipelines, and fabrication and refurbishment of components for oil and gas production platforms and drilling rigs.

     The majority of the Company's services are provided under fixed-priced contracts and are generally completed within one year. These contracts are usually accounted for using the percentage-of-completion method of accounting. Under this method, the percentage-of-completion is determined by comparing contract costs incurred to date with total estimated contract costs. Any significant revision in cost and income estimates is reflected in the accounting period in which the facts that require the revision become known. Income is recognized by applying the percentage completed to the projected total income for each contract in progress. Cost of revenues consists of direct material, labor and subcontracting costs and indirect costs related to contract performance, such as indirect labor, supplies and tools. Selling, general and administrative expenses consist primarily of compensation of sales and administrative employees, fees for professional services and other general office expenses.

     The marine construction industry along the U.S. Gulf Coast is highly seasonal as a result of weather conditions, the availability of daylight hours and the timing of capital expenditures by oil and gas companies. Historically, the Company has performed a substantial portion of its pipeline construction support services during the period from March through November and, therefore, a disproportionate portion of these contract revenues, gross profit and net income generally has been earned during the second and third quarters of the calendar year. Because of this seasonality, the Company's future full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

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

     Certain risks are inherent under contracts that are priced on a fixed-price basis. The revenues, costs and gross profit realized on a contract will often vary from the estimated amounts for various reasons including changes in the availability and cost of labor and material and variations in productivity from the original estimates and errors in estimates or bidding. These variations and the risks inherent in the marine construction industry may result in revenues and gross profits different from those originally estimated and can result in reduced profitability or losses on projects.

     In accordance with the applicable accounting rules of the Commission, Woodson was identified as the "accounting acquiror" for financial statement presentation purposes. Consequently, the Company's historical financial statements for periods ended on or before October 31, 1997, the effective date of the acquisitions of the Founding Companies for accounting purposes, are the consolidated historical financial statements of Woodson. As used in this discussion, the "Company" means (i) Woodson prior to October 31, 1997 and (ii) TCMS and its consolidated subsidiaries on that date and thereafter.

RESULTS OF OPERATIONS -- THE COMPANY

     Revenues, costs of revenues and selling, general and administrative expense levels were significantly higher for the year ended December 31, 1998 as compared to the year ended December 31, 1997. The operating results for 1997 are the results of operations of Woodson for the entire year and the other Founding

Companies for the final two months of 1997. The Company's operating results for 1998 including all the Founding Companies' results for the entire year and the Dickson operating results for the last four months during the period.

     The following table sets forth certain selected financial data of the Company and that data as a percentage of the Company's revenues for the periods indicated (dollars in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------------------
                                         1996                1997                 1998
                                   ----------------     ---------------     ----------------
Revenues.........................  $17,933   100.0%     $57,517   100.0%    $188,878   100.0%
Cost of revenues.................   13,561    75.6%      46,507    80.9%     152,750    80.9%
Selling, general and
  administrative expenses........    2,968    16.6%       6,309    11.0%      14,528     7.7%
Depreciation and amortization....      562     3.1%       2,102     3.6%       9,828     5.2%
Restructuring charges............       --       --          --      --        2,418     1.3%
Operating income.................      842     4.7%       2,599     4.5%       9,354     4.9%
Interest income (expense), net...       51     0.3%        (530)   (0.9)%     (4,376)   (2.3)%
Other income (expense), net......      357     2.0%         475     0.8%        (662)   (0.3)%
                                   -------   ------     -------   -----     --------   -----
Income before income taxes.......    1,250     7.0%       2,544     4.4%       4,316     2.3%
Provision for income taxes(1)....      500     2.8%       1,194     2.1%       1,511     0.8%
                                   -------   ------     -------   -----     --------   -----
          Net income.............  $   750     4.2%     $ 1,350     2.3%    $  2,805     1.5%
                                   =======   ======     =======   =====     ========   =====

---------------

(1) The provision for income taxes for the years ended December 31, 1996 and 1997 represents pro forma provisions for income taxes. See Note 2 to the consolidated financial statements.

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenues. Revenues increased $131.4 million, or 228.4%, from $57.5 million for the year ended December 31, 1997 to $188.9 million for the year ended December 31, 1998. The Pipeline and Marine Group's revenues increased $58.2 million, or 109.4%, from $53.2 million for the year ended December 31, 1997 to $111.4 million for the year ended December 31, 1998. The inclusion of the Founding Companies' operations (other than Woodson) for the entire year of 1998 versus the last two months of 1997 accounted for $52.2 million of the increase in revenues. The Fabrication and Offshore Group's revenues increased $73.1 million, or 1690.0%, from $4.3 million for the year ended December 31, 1997 to $77.4 million for the year ended December 31, 1998. The acquisition of Dickson in September 1998 accounted for $42.9 million of the increase in revenues for the year. The inclusion of a Founding Company's operations for the entire year of 1998 versus the last two months of 1997 accounted for an additional $9.5 million of the increase in revenues for 1998. The remaining increase in revenues of $20.7 million was the result of the Fabrication and Offshore Group obtaining larger projects than it had historically been able to obtain due to its expanded resources and capabilities as a result of the TCMS merger and initial public offering.

     Cost of revenues. Cost of revenues increased $106.2 million, or 228.4%, from $46.5 million for the year ended December 31, 1997 to $152.7 million for the year ended December 31, 1998. The Pipeline and Marine Group's cost of revenues increased $42.4 million, or 97.4%, from $43.5 million for the year ended December 31, 1997 to $85.9 million for the year ended December 31, 1998. The inclusion of the Founding Companies' operations (other than Woodson) for the entire year of 1998 versus the last two months of 1997 accounted for $35.3 million of the increase in costs of revenues. Costs of revenues as a percentage of revenues decreased from 81.8% of revenues in 1997 to 77.1% of revenues in 1998. This improvement in gross profit percentage in 1998 as compared to 1997 was primarily due to three factors. In 1998, the Company experienced: (a) higher utilization of equipment, (b) a higher percentage of work performed offshore which were higher margin projects, and (c) a greater percentage of revenues being generated from projects outside the United States which were also at higher margins. The Fabrication and Offshore Group's cost of revenues increased $63.8 million, or 2104.0%, from $3.0 million for the year ended December 31, 1997 to $66.8 million for the year ended December 31, 1998. The acquisition of Dickson in September 1998 accounted for

$38.1 million of the increase in costs of revenues in 1998 as compared to 1997. The inclusion of a Founding Company's operations for the entire year of 1998 versus the last two months of 1997 accounted for $7.4 million of the increase in costs of revenues. The balance of the increase in costs of revenues was consistent with the increase in revenues experienced by the Fabrication and Offshore Group. Costs of revenues as a percentage of revenues for the Fabrication and Offshore Group increased from 70.1% of revenues in 1997 to 86.3% of revenues in 1998. This decrease in gross profit percentage in 1998 as compared to 1997 was primarily due to a significant percentage of the Dickson revenues being generated from time and material projects which have lower margins as the Company assumes less financial risk in completing the projects.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $8.2 million, or 130.3%, for the year ended December 31, 1998 compared to the 1997 period. As a percentage of revenues, selling, general and administrative expenses (exclusive of the non-cash compensation charge related to the issuance of shares of Common Stock to management of the Company) were 7.1% during 1997, as compared to 7.7% during 1998. The percentage increase was primarily due to short-term expenses incurred during the initial consolidation of the Founding Companies and the integration of Dickson into the Company.

     Depreciation and amortization. Depreciation and amortization expenses increased $7.7 million, or 367.6%, from $2.1 million for the year ended December 31, 1997 to $9.8 million for the year ended December 31, 1998. The increase was due to: (1) additional depreciation on $36.0 million of equipment placed in service during 1998, (2) a full year's depreciation on the equipment owned by the Founding Companies and amortization of goodwill recorded under the purchase method of accounting as compared to two months of depreciation and amortization in 1997, and (3) the additional depreciation and amortization of goodwill associated with the acquisition of Dickson effective September 1, 1998.

     Restructuring charges. During the fourth quarter of 1998 the Company recorded a special charge in the amount of $2.4 million. The components of the charge consisted of: (1) $1.8 million severance costs related to former officers and employees terminated as a result of the Company's headcount reduction initiative and (2) $0.6 million for the sale of facilities resulting from the planned consolidation of certain operating facilities.

     Interest income (expense), net. Interest expense, net of interest income totaled $4.4 million during the year ended December 31, 1998, as compared to net interest expense of $0.5 million during 1997. The significant increase was due to higher average debt levels in 1998 compared to 1997. See "Liquidity and Capital Resources -- The Company" below for discussion of credit agreement and related financings.

     Other income (expense), net. During 1998 other income (expense), net consisted primarily of expenses incurred associated with the settlement of outstanding litigation. During 1997 other income (expense), net consisted primarily of gains recognized on the sale of available-for-sale securities.

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Revenues. Revenues increased $39.6 million, or 220.7%, from $17.9 million for the year ended December 31, 1996 to $57.5 million for the year ended December 31, 1997. The Pipeline and Marine Group's revenues increased $35.3 million, or 196.6%, from $17.9 million for the year ended December 31, 1996 to $53.2 million for the year ended December 31, 1997. The inclusion of the Founding Companies', other than Woodson, operations for the last two months of 1997 accounted for $9.8 million of the increase in revenues. The balance of the increase in 1997 revenues was primarily attributable to higher pipeline construction revenues resulting from improved market activity in 1997. The inclusion of a Founding Company's operations for the last two months of 1997 accounted for the $4.3 million in revenues for the Fabrication and Offshore Group for 1997.

     Cost of revenues. Cost of revenues increased $32.9 million, or 242.9%, from $13.6 million for the year ended December 31, 1996 to $152.7 million for the year ended December 31, 1997. The Pipeline and Marine Group's cost of revenues increased $29.9 million, or 221.0%, from $13.6 million for the year ended December 31, 1996 to $43.6 million for the year ended December 31, 1997. The inclusion of the Founding Companies', other than Woodson, operations for the last two months of 1997 accounted for $7.8 million of the increase in costs of revenues. The balance of the increase in costs of revenues for the group was consistent with the increase in revenues. As a percentage of revenues, costs of revenues increased from 75.6% of revenues in 1996 to 81.8% of revenues in 1997. This increase was due primarily to lower margins achieved during 1997 on projects that were considerably larger in size and scope than in 1996. The inclusion of a Founding Company's operations for the last two months of 1997 accounts for the $3.0 million in costs of revenues for the Fabrication and Offshore Group for 1997.

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

LIQUIDITY AND CAPITAL RESOURCES -- THE COMPANY

     The Company's working capital improved by $12.1 million during 1998; increasing to $15.5 million at December 31, 1998 from $3.4 million at December 31, 1997. Net cash provided by operating activities during the year ended December 31, 1998 was $5.9 million. Net cash used in investing activities during the twelve months ended December 31, 1998 was $45.1 million. Capital expenditures accounted for $36.1 million of the cash used in investing activities during the period and included $23.1 million related to the purchases and refurbishment of the LB-207 pipe lay barge and the BB-356 bury barge, renamed the Vermilion Bay and Atchafalaya Bay, respectively. Other investing activities which required the use of cash were the Dickson acquisition ($5.8 million) and the final distributions to the Woodson stockholders ($3.2 million). Net cash consumed by investing activities were funded through additional borrowings on the revolving credit facility. During 1998 the net revolver and term loan borrowings were $46 million resulting in an outstanding revolver and term loan balance of $56 million at December 31, 1998. Additional borrowing capacity under the Company's revolver and term loan facility at December 31, 1998 totaled $4.0 million.

     In January 1999, the Company entered into a "New Credit Facility" with financial institutions, replacing the existing Credit Agreement with an aggregate credit facility of $70 million. The New Credit Facility is a $10 million increase in borrowing capacity over the credit facility in place at December 31, 1998. The New Credit Facility is divided into three credit agreements: (a) a three-year revolving credit agreement ("New Revolving Facility") for up to $15.0 million; (b) a seven-year term credit agreement ("New Term Loan") for $35.0 million; and (c) a five-year subordinated debt agreement ("Subordinated Debt") of $20.0 million. See Note 6 to the Audited Financial Statement.

     At December 31, 1998, the Company had commitments of $2.0 million for the purchase or construction of capital equipment. Under the terms of the Stock Purchase and Merger Agreement for the Dickson acquisition, the Company is contingently liable for a cash payment of $7.3 million and the issuance of

400,000 shares of its common stock in the fourth quarter of 1999 if Dickson were to achieve certain financial goals by August 31, 1999. The Company is currently negotiating the early settlement of the Dickson earn-out. The terms under negotiation provide for a reduction in the cash payment and the issuance of preferred stock and the issuance of additional common stock subject to the approval of the Company's stockholders. The Company plans to fund these capital expenditures and purchase commitments through cash flow from operations and additional borrowings under the New Credit Facility.

     The Company intends to continue pursuing attractive corporate and asset acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. The Company expects to fund future acquisitions through the issuance of additional equity as well as through a combination of working capital, cash flow from operations and borrowings under the New Credit Facility.

     The Company is, from time to time, exposed to various contingencies arising in the ordinary course of business, including, among others, legal actions arising from accidents and other events resulting from the operational risks inherent in the marine construction business. There can be no assurance that these contingencies that may arise in the future will not have a material adverse effect on the Company's business, financial condition, results of operations and liquidity.

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

     The Company plans to complete the Year 2000 conversion tasks in advance of the end of 1999. The total project costs are presently estimated not to exceed $750,000, to be funded through working capital, and will be expensed as incurred unless new software and computer hardware is purchased in which case certain costs will be capitalized.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company is exposed to market risk, primarily from changes in interest rates. The Company continually monitors exposure to market risk and develops appropriate strategies to manage this risk. Accordingly, the Company may enter into certain derivative financial instruments such as interest rate swap agreements. The Company does not use derivative financial instruments for trading or to speculate on changes in interest rates.

  Interest Rate Exposure

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt. At December 31, 1998, $56.0 million of the Company's indebtedness was subject to variable interest rates with a weighted average effective interest rate of 8.7% for the year then ended. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before taxes by $0.6 million. At December 31, 1998, the fair value of the Company's fixed rate debt is approximately $56.0 million based upon discounted future cash flows using current market prices.

  Foreign Currency Exposure

     The Company believes its exposure to foreign currency fluctuations is minimal in that contracts for work performed in or to be delivered to countries outside the United States ("Foreign Contracts") are primarily denominated in U.S. dollars. It is Company policy to limit the portion of any Foreign Contracts denominated in local currency to that portion of the total revenue required to be spent in country to complete the project. The Company's operations outside the United States currently are in Latin America and West Africa and all current Foreign Contracts are denominated in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Independent Public Accountants....................    19
Consolidated Balance Sheets.................................    20
Consolidated Statements of Operations and Comprehensive
  Income....................................................    21
Consolidated Statements of Stockholders' Equity.............    22
Consolidated Statements of Cash Flows.......................    23
Notes to Consolidated Financial Statements..................    24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TransCoastal Marine Services, Inc.:

     We have audited the accompanying consolidated balance sheets of TransCoastal Marine Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransCoastal Marine Services, Inc. and subsidiaries as of December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
February 26, 1999

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  2,416    $  9,020
  Contracts and accounts receivable, net of allowance of $0
     and $1,182, respectively...............................    19,214      31,470
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................     3,272       6,629
  Other current assets......................................     2,964       7,941
                                                              --------    --------
          Total current assets..............................    27,866      55,060
PROPERTY AND EQUIPMENT, net.................................    66,907      96,135
GOODWILL, net of amortization of $275 and $2,195
  respectively..............................................    70,757      80,430
OTHER NONCURRENT ASSETS.....................................     6,287       4,972
                                                              --------    --------
          Total assets......................................  $171,817    $236,597
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $  2,520    $  6,018
  Accounts payable..........................................    12,105      16,949
  Accrued expenses..........................................     7,860       9,836
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................     1,651       6,741
  Deferred income taxes payable.............................       291          --
                                                              --------    --------
          Total current liabilities.........................    24,427      39,544
LONG-TERM DEBT, net of current maturities...................    13,471      35,096
SUBORDINATED DEBT...........................................        --      20,000
DEFERRED INCOME TAXES.......................................    18,774      21,729
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 2,000,000 shares
     authorized, none issued and outstanding................        --          --
  Common stock, $.001 par value, 20,000,000 shares
     authorized, 8,898,441 and 10,198,441 shares issued and
     outstanding at December 31, 1997 and 1998,
     respectively...........................................         9          10
  Restricted common stock, $.001 par value, 3,000,000 shares authorized, 250,000 shares issued and outstanding at
     December 31, 1997 and 1998.............................        --          --
  Additional paid-in capital................................   128,375     133,899
  Accumulated deficit.......................................   (13,277)    (13,699)
  Accumulated other comprehensive income....................        38          18
                                                              --------    --------
          Total stockholders' equity........................   115,145     120,228
                                                              --------    --------
          Total liabilities and stockholders' equity........  $171,817    $236,597
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1996      1997       1998
                                                              -------   -------   --------
REVENUES....................................................  $17,933   $57,517   $188,878
COSTS AND EXPENSES:
  Cost of revenues..........................................   13,561    46,507    152,750
  Selling, general and administrative.......................    2,968     6,309     14,528
  Depreciation and amortization.............................      562     2,102      9,828
  Restructuring charges.....................................       --        --      2,418
                                                              -------   -------   --------
          Operating income..................................      842     2,599      9,354
OTHER INCOME(EXPENSE), net:
  Interest income(expense), net.............................       51      (530)    (4,376)
  Other income(expense), net................................      357       475       (662)
                                                              -------   -------   --------
INCOME BEFORE INCOME TAXES..................................    1,250     2,544      4,316
PROVISION FOR INCOME TAXES..................................       91       527      1,511
                                                              -------   -------   --------
NET INCOME..................................................  $ 1,159   $ 2,017   $  2,805
                                                              =======   =======   ========
OTHER COMPREHENSIVE INCOME, net of tax:
  Unrealized gains on securities:
     Unrealized holding gains (losses) arising during the
       period net of tax (benefit) of $138, $187 and
       $(11)................................................  $   208   $   281   $    (20)
     Less: reclassification adjustments for (gains) loss
       included in net income, net of tax (benefit) of $0,
       $187 and ($15).......................................       --       (28)        26
                                                              -------   -------   --------
  COMPREHENSIVE INCOME......................................  $ 1,367   $ 2,298   $  2,811
                                                              =======   =======   ========
EARNINGS PER SHARE:
  Basic.....................................................  $    --   $    --   $   0.29
  Diluted...................................................  $    --   $    --   $   0.29
PRO FORMA INFORMATION(UNAUDITED)(Note 2):
  Income before income taxes................................  $ 1,250   $ 2,544   $     --
  Pro forma income taxes....................................      500     1,194         --
                                                              -------   -------   --------
  Pro forma net income......................................  $   750   $ 1,350   $     --
                                                              =======   =======   ========
PRO FORMA EARNINGS PER SHARE(UNAUDITED):
  Basic.....................................................  $  0.44   $  0.40   $     --
  Diluted...................................................  $  0.44   $  0.40   $     --
NUMBER OF SHARES USED IN PER SHARE COMPUTATIONS:
  Basic.....................................................    1,722     3,363      9,583
  Diluted...................................................    1,722     3,393      9,583

  The accompanying notes are an integral part of these consolidated financial statements.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                RESTRICTED                                ACCUMULATED
                                          COMMON STOCK         COMMON STOCK     ADDITIONAL   RETAINED        OTHER
                                       -------------------   ----------------    PAID-IN     EARNINGS    COMPREHENSIVE
                                         SHARES     AMOUNT   SHARES    AMOUNT    CAPITAL     (DEFICIT)   INCOME (LOSS)    TOTAL
                                       ----------   ------   -------   ------   ----------   ---------   -------------   --------
Balance at December 31, 1995.........   1,031,331    $ 1          --    $--      $    122    $  7,382        $ 111       $  7,616
  Founder shares.....................     975,000      1          --     --            --          --           --              1
  Dividends..........................          --     --          --     --            --      (1,266)          --         (1,266)
  Net income.........................          --     --          --     --            --       1,159           --          1,159
  Change in valuation allowance for
    net unrealized gain on
    available-for-sale securities....          --     --          --     --            --          --          208            208
                                       ----------    ---     -------    ---      --------    --------        -----       --------
Balance at December 31, 1996.........   2,006,331      2          --     --           122       7,275          319          7,718
  Issuance of common shares to
    management.......................     275,000     --          --     --         2,200          --           --          2,200
  Issuance of common shares to
    consultants......................       6,000     --          --     --            44          --           --             44
  Initial Public Offering, net of
    offering costs...................   5,750,000      6          --     --        94,733          --           --         94,739
  Share exchange (Note 7)............    (250,000)    --     250,000     --
  Acquisitions of Founding
    Companies........................   1,111,110      1          --     --        15,999          --           --         16,000
  Revaluation of Founders' shares in
    connection with acquisitions
    (Note 3).........................          --     --          --     --        14,039          --           --         14,039
  Issuance of MGCO Warrant and Lender
    Warrant..........................          --     --          --     --         1,238          --           --          1,238
  Dividends..........................          --     --          --     --            --      (2,733)          --         (2,733)
  Distributions to Woodson
    stockholders.....................          --     --          --     --            --     (19,836)          --        (19,836)
  Net income.........................          --     --          --     --            --       2,017           --          2,017
  Change in valuation allowance for
    net unrealized loss on
    available-for-sale securities....          --     --          --     --            --          --         (281)          (281)
                                       ----------    ---     -------    ---      --------    --------        -----       --------
Balance at December 31, 1997.........   8,898,441      9     250,000     --       128,375     (13,277)          38        115,145
  Acquisition of Dickson.............   1,300,000      1          --     --         5,524          --           --          5,525
  Distributions to Woodson
    stockholders.....................          --     --          --     --            --      (3,227)          --         (3,227)
  Net income.........................          --     --          --     --            --       2,805           --             --
  Change in valuation allowance for
    net unrealized loss on
    available-for-sale securities....          --     --          --     --            --          --          (20)           (20)
                                       ----------    ---     -------    ---      --------    --------        -----       --------
Balance at December 31, 1998.........  10,198,441    $10     250,000    $--      $133,899    $(13,699)       $  18       $120,228
                                       ==========    ===     =======    ===      ========    ========        =====       ========

  The accompanying notes are an integral part of these consolidated financial statements.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1996       1997       1998
                                                              -------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 1,159   $  2,017   $  2,805
  Adjustments to reconcile net income to net cash provided
    by operating activities --
    Depreciation and amortization...........................      562      2,102      9,828
    Gain on sale of property and equipment..................     (340)        --         --
    Gain on sale of investments.............................       --       (281)       (26)
    Allowance for doubtful accounts.........................       --         --      1,182
    Compensation expense on stock issuance to senior
     management.............................................       --      2,200         --
    Deferred income taxes...................................       91       (139)     1,219
    Amortization of debt issuance cost......................       --         --      1,553
    Other...................................................      (36)       448        560
  Changes in operating assets and liabilities --
    (Increase) decrease in --
      Contracts and accounts receivable, net................    1,796    (17,796)    (9,187)
      Costs and estimated earnings in excess of billings on
       uncompleted contracts................................       45     (3,272)    (1,301)
      Other current assets..................................        7     (1,729)    (1,223)
      Other noncurrent assets...............................      (15)      (446)    (1,206)
    Increase (decrease) in --
      Accounts payable and accrued expenses.................      388     19,205     (1,107)
      Billings in excess of costs and estimated earnings on
       uncompleted contracts................................   (1,000)     1,651      2,186
      Other current liabilities.............................       --        291         --
      Deferred income taxes.................................       --      1,510        596
                                                              -------   --------   --------
        Net cash provided by operating activities...........    2,657      5,761      5,879
                                                              -------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment..............      427         --        677
  Capital expenditures......................................   (1,801)    (6,759)   (36,084)
  Purchase of investments and annuity contract..............      (93)    (3,000)        --
  Proceeds from sale of investments.........................      113      1,472         76
  Cash paid for acquisitions including related costs, net of cash acquired of $1,726 and $4,676 in 1997 and 1998,
    respectively............................................       --    (67,341)    (5,840)
  Distribution to Woodson stockholders......................       --    (19,836)    (3,227)
  Other.....................................................     (392)      (696)        --
                                                              -------   --------   --------
        Net cash used in investing activities...............   (1,746)   (96,160)   (45,123)
                                                              -------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on Credit Agreement............................       --     10,000     46,000
  Proceeds from notes payable...............................      615         --      2,464
  Principal payments on notes payable.......................     (445)      (229)    (1,682)
  Proceeds from issuance of notes payable to stockholders...      450         --         --
  Principal payments on notes payable to stockholders.......       --       (450)        --
  Borrowings on long-term debt..............................       --      3,432         --
  Principal payments on long-term debt......................       --       (441)    (1,659)
  Payment of dividends to stockholders......................   (1,266)    (2,733)        --
  Issuance of Common Stock to consultants...................       --         44         --
  Issuance of Common Stock, net of offering costs...........       --     94,739         --
  Debt issuance costs.......................................       --     (2,052)        --
  Principal payments on debt assumed in Acquisitions........       --    (10,612)        --
                                                              -------   --------   --------
        Net cash provided by (used in) financing
        activities..........................................     (646)    91,698     45,123
                                                              -------   --------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................      265      1,299      6,604
CASH AND CASH EQUIVALENTS, beginning of year................      852      1,117      2,416
                                                              -------   --------   --------
CASH AND CASH EQUIVALENTS, end of year......................  $ 1,117   $  2,416   $  9,020
                                                              =======   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION

     TransCoastal Marine Services, Inc. ("TCMS") was organized in April 1996, to create a fully integrated marine construction company focusing on transition zone and shallow water regions of the U.S. Gulf Coast. On November 4, 1997, TCMS acquired, simultaneously with the closing of its initial public offering (the "Offering"), four privately owned marine construction businesses (the "Founding Companies") and certain real properties used in the businesses of the Founding Companies in exchange for consideration consisting of cash, common stock of TCMS (the "Common Stock") and debt assumption. Unless otherwise indicated, all references herein to the "Company" include the Founding Companies, and references to "TCMS" mean TransCoastal Marine Services, Inc., prior to the consummation of the acquisitions of the Founding Companies.

     The Woodson Companies ("Woodson"), one of the Founding Companies, was identified as the "accounting acquiror" for financial statement presentation purposes. The acquisitions of the remaining Founding Companies were accounted for using the purchase method of accounting, with the results of operations included from October 31, 1997, the effective closing date of the acquisitions for accounting purposes. The allocation of purchase price to the assets acquired and liabilities assumed was assigned and recorded based on fair value of the assets acquired and liabilities assumed.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents excluding certain restricted amounts.

  Property and Equipment

     Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 3 years to 31.5 years. Leasehold improvements are capitalized and amortized over the shorter of the lives of the leases or the estimated useful lives of the assets.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

  Goodwill

     Goodwill represents the excess of the aggregate purchase price paid by the Company over the fair market value of the net tangible assets acquired. Goodwill is being amortized on a straight-line basis over 40 years, which represents management's estimation of the related benefit to be derived from the acquired businesses. Under Accounting Principles Board ("ABP") Opinion No. 17 and SFAS No. 121, the Company periodically evaluates whether events and circumstances after the acquisition date indicate that the remaining balance of goodwill may not be recoverable. If factors indicate that goodwill should be evaluated for possible impairment, the Company would compare estimated undiscounted future cash flow from the related operations to the carrying amount of goodwill. If the carrying amount of goodwill was greater than undiscounted future cash flow, an impairment loss would be recognized. Any impairment loss would be computed as the excess of the carrying amount of goodwill over the estimated fair value of the goodwill (calculated based on discounting estimated future cash flows). Accumulated amortization of goodwill was $0.3 million and $2.2 million as of December 31, 1997 and 1998, respectively.

  Dry-dock Costs

     Dry-dock costs are third-party costs associated with scheduled maintenance on the Company's marine construction vessels. Costs incurred in connection with dry-docking are capitalized and amortized over the period to the next scheduled dry-docking.

  Mobilization Costs

     Mobilization costs incurred on moving marine vessels and associated equipment to their contractual locations to commence operations are capitalized and amortized over the contract term.

  Debt Issuance Costs

     Debt issuance costs are included in other noncurrent assets and are amortized to interest expense over the scheduled maturity of the debt. As of December 31, 1997 and 1998, debt issuance costs, net of accumulated amortization, were $3.1 million and $1.5 million, respectively.

  Revenue Recognition

     Revenues from construction contracts, which are typically less than twelve months in duration, are recognized on the percentage-of-completion method. Under this method, the percentage of completion is determined by comparing contract costs incurred to date with total estimated contract costs. Income is recognized by applying the percentage complete to the projected total income for each contract in progress. Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies and tools. Revisions in cost and income estimates are reflected in the accounting period in which the facts requiring revision become known. In addition, anticipated losses to be incurred on contracts in progress are charged to income in the period such losses are determined. With regard to pipeline testing services performed, the Company recognizes revenues on an as-billed basis, with an accrual made at each period end for unbilled revenue.

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

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

  Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized differently in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation allowance should be provided. Income tax expense is the tax payable for the year and the change during the year in deferred tax assets and liabilities.

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

     Pro forma net income for 1996 and 1997 consists of the historical net income of the Company, including two S Corporations, adjusted for income taxes that would have been recorded had each company operated as a C Corporation.

  Concentrations of Credit and Business Risk

     The Company's customers are primarily major and independent oil and gas exploration and production companies, drilling contractors, hydrocarbon transportation companies and other marine construction companies, which potentially expose the Company to concentrations of credit risk. The Company performs ongoing credit evaluation of its customers and requires posting of collateral when deemed appropriate. The Company provides allowances for possible credit losses when necessary. Additionally, the Company's results of operations will also be affected by the level of oil and gas exploration and development activity maintained by oil and gas companies in the Gulf of Mexico. The level of exploration and development activity is related to several factors, including trends of oil and gas prices, exploration and production companies' expectations of future oil and gas prices, and changes in technology which reduce costs and improve expected returns on investment. Although the Company is directly affected by the financial stability of the oilfield services industry, management does not believe significant credit risk exists at December 31, 1998.

  Earnings Per Share

     Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

     The following table summarizes weighted average shares outstanding for each of the periods presented (in thousands):

                                                        YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                         1996     1997     1998
                                                        ------   ------   ------
Shares issued in the acquisition of Woodson...........  1,031    1,031    1,031
Shares issued in the formation of TCMS................    691      975      975
Shares issued to Founding Companies' stockholders.....     --      185    1,111
Shares sold to certain employees......................     --      209      275
Shares issued to consultants..........................     --        4        6
Shares issued in acquisition of Dickson...............     --       --      435
Shares sold in the Offering...........................     --      959    5,750
                                                        -----    -----    -----
Weighted average shares outstanding for basic earnings
  per share calculation...............................  1,722    3,363    9,583
                                                        =====    =====    =====

     The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. Weighted average shares outstanding for calculation of diluted earnings per share totaled 1,722,000, 3,393,000, and 9,583,000 for 1996, 1997 and 1998, respectively. Weighted average diluted shares outstanding at December 31, 1997 included 30,000 shares related to a warrant issued to a financial advisory firm that provided services in conjunction with the Acquisitions (see Note 3).

  Reclassifications

     The accompanying consolidated financial statements for prior years contain certain reclassifications to conform with current year presentation.

3. BUSINESS COMBINATIONS

     On November 4, 1997, TCMS acquired in separate transactions (collectively, the "Acquisitions"), simultaneously with the closing of the Offering, the Founding Companies and certain real properties used in the businesses of the Founding Companies. The Acquisitions have been accounted for under the purchase method of accounting. The aggregate consideration paid for the Acquisitions was $85.7 million in cash, issuance of $3.0 million in 8% notes payable over a ten-year term ending in 2007, and 2,142,441 shares of Common Stock. Funding of the cash portion of the consideration was provided by funds raised through the Offering. The purchase price allocations resulted in goodwill recognized of $71.5 million representing the excess of purchase price over fair value of the net assets acquired. The goodwill allocation includes $14.0 million of excess purchase price attributable to the 975,000 shares of Common Stock issued to the founders of TCMS during 1996 which were revalued to a fair market value of $14.40 per share.

     On September 1, 1998, TCMS consummated the acquisition of Dickson GMP International, Inc. and four affiliated companies ("Dickson") for $10 million in cash and 1,300,000 shares of Common Stock of the Company. Under the terms of the agreement, the Company is obligated to pay to the former Dickson shareholders up to an additional $7.3 million in cash and 400,000 shares of Common Stock if certain financial targets are achieved by the Dickson entities by September 1, 1999. The accompanying consolidated balance sheet at December 31, 1998 includes allocations of the respective purchase prices and is subject to final adjustment. The purchase price allocations resulted in goodwill recognized of $11.5 million representing the excess of purchase price over fair value of the net assets acquired. The purchase price allocation is preliminary in nature, pending the ultimate resolution of contingencies related to the achievement of financial targets by the Dickson entities and the contemplated sale by the Company of certain assets acquired in the acquisition of

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

Dickson. Estimates have been made, and included in the purchase price allocation, regarding the difference between the expected proceeds from the sales and the fair market values of the related assets. To the extent the actual amounts differ from these estimates, the net assets and goodwill amounts recorded will be adjusted accordingly.

     Set forth below are unaudited pro forma combined revenues and income data reflecting the pro forma effect of the acquisitions of the Founding Companies and Dickson on the Company's results from operations for the years ended December 31, 1997 and 1998. The unaudited pro forma data presented below consists of the income statement data from operations as presented in these consolidated financial statements plus the Founding Companies for the ten months ended October 31, 1997 and Dickson income statement data from operations for the year ended December 31, 1997 and the eight months ended August 31, 1998 (in thousands, except per share amounts). These pro forma results are not necessarily indicative of the results which would actually have occurred if the acquisitions of the Founding Companies and Dickson had taken place at the beginning of the periods presented, nor are they necessarily indicative of future results.

                                                          YEAR ENDED DECEMBER 31,
                                                          -----------------------
                                                             1997         1998
                                                          ----------   ----------
                                                                (UNAUDITED)
Revenues................................................   $164,229     $218,698
Net income..............................................   $  6,245     $  3,233
Diluted earnings per share..............................   $   0.60     $   0.31

4. RESTRUCTURING OF OPERATIONS

     In December 1998, under direction of the Company's new chief executive officer appointed in November 1998, the Company's management undertook a comprehensive review of its operations, properties and lease commitments and personnel. As a result of this review, the Company recorded a special charge in the amount of $2.4 million. The components of the charge consist of: (a) $1.8 million severance costs related to former officers and employees terminated as a result of the Company's headcount reduction initiative and (b) $0.6 million for the sale of facilities resulting from the planned consolidation of certain operating facilities. These actions will be completed in 1999. This charge reduced net income by $1.6 million, net of tax, or $0.16 per share.

     At December 31, 1998, the net realizable value of the land, buildings, and improvements held for sale totaled $3.4 million, and has been included in other current assets in the accompanying 1998 balance sheet. Additionally, accrued liabilities totaling approximately $1.3 million as of December 31, 1998, have been recorded for severance and other costs related to the change in the Company's operating plan. These amounts are preliminary in nature pending the ultimate sale of identified facilities.

5. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

     Contracts and accounts receivable consisted of the following (in thousands):

                                                              DECEMBER 31,
                                                            -----------------
                                                             1997      1998
                                                            -------   -------
Completed contracts, net of allowance.....................  $ 3,141   $14,720
Contracts in progress -- Current..........................    7,941    13,531
Retainage due within one year.............................    4,569     2,889
Accounts receivable.......................................    3,563       330
                                                            -------   -------
                                                            $19,214   $31,470
                                                            =======   =======

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

     Information with respect to uncompleted contracts is as follows (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1997       1998
                                                          --------   --------
Costs incurred on uncompleted fixed costs contracts.....  $ 46,506   $ 19,209
Estimated profit earned to date.........................    11,831      7,842
                                                          --------   --------
                                                            58,337     27,051
Less -- Billings to date................................   (56,716)   (25,915)
                                                          --------   --------
                                                             1,621      1,136
Unbilled costs and earnings on time and materials
  contracts.............................................        --      4,078
Billings in excess of costs and earnings on time and
  materials contracts...................................        --     (5,326)
                                                          --------   --------
                                                          $  1,621   $   (112)
                                                          ========   ========

     The above amounts are included in the accompanying balance sheets under the following captions (in thousands):

                                                              DECEMBER 31,
                                                            -----------------
                                                             1997      1998
                                                            -------   -------
Costs and estimated earnings in excess of billings on
  uncompleted contracts...................................  $ 3,272   $ 6,629
Billings in excess of costs and estimated earnings on
  uncompleted contracts...................................   (1,651)   (6,741)
                                                            -------   -------
                                                            $ 1,621   $  (112)
                                                            =======   =======

     Other current assets consisted of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               1997     1998
                                                              ------   ------
Land and buildings held for sale............................  $   --   $3,401
Prepaid insurance...........................................   2,366    2,487
Other.......................................................     598    2,053
                                                              ------   ------
                                                              $2,964   $7,941
                                                              ======   ======

     Property and equipment consisted of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1997       1998
                                                           -------   --------
Land.....................................................  $ 1,098   $    202
Marine vessels and transportation equipment..............   39,404     63,021
Buildings and improvements...............................    4,269      5,985
Furniture and fixtures...................................      637      1,351
Machinery and equipment..................................   28,974     38,940
Construction in progress.................................       --        439
                                                           -------   --------
                                                            74,382    109,938
Less: Accumulated depreciation and amortization..........   (7,475)   (13,803)
                                                           -------   --------
                                                           $66,907   $ 96,135
                                                           =======   ========

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

     Other noncurrent assets consisted of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               1997     1998
                                                              ------   ------
Restricted annuity investment collateralizing note
  payable...................................................  $2,950   $2,650
Debt issuance costs, net....................................   3,032    1,513
Other.......................................................     305      809
                                                              ------   ------
                                                              $6,287   $4,972
                                                              ======   ======

     Accrued expenses consisted of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               1997     1998
                                                              ------   ------
Purchase price obligations..................................  $2,887   $   --
Accrued accounts payable....................................   1,623    4,052
Federal and state income tax payable........................   1,138      701
Payroll, payroll taxes and employee benefits................     990    1,454
Restructuring accrual.......................................      --    1,295
Retainage payable...........................................     653      844
Litigation..................................................      --      900
State sales tax.............................................     311      390
Other.......................................................     258      200
                                                              ------   ------
                                                              $7,860   $9,836
                                                              ======   ======

6. SUMMARY OF FINANCING ARRANGEMENTS

     Long-term debt at December 31, 1997 and 1998 consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1997      1998
                                                              -------   -------
Credit Agreement (see below)................................  $10,000   $56,000
Note payable to a Founding Company, interest at 8%, due over ten-year term ending in 2007, secured by insurance
  annuity...................................................    2,950     2,650
Various notes to finance companies payable in aggregate
  monthly installments of $402,000, including interest at
  6.98% to 9%, maturing through April, 2002, secured by
  equipment, land and buildings.............................    1,682     2,165
Note payable to a bank, including interest at 10.1%, paid in
  1998......................................................      632        --
Capital lease payable, paid in 1998.........................      616        --
Other notes, varying interest rates, paid in 1998...........      111        --
                                                              -------   -------
                                                               15,991    61,114
Less -- Current maturities..................................   (2,520)   (6,018)
                                                              -------   -------
                                                              $13,471   $55,096
                                                              =======   =======

  Credit Agreement

     On October 28, 1997, TCMS entered into a credit agreement ("Credit Agreement") with Joint Energy Development Investments, Limited Partnership, an affiliate of Enron Capital & Trade Resources Corp. (the "Lender"). The Credit Agreement provides for borrowings up to $75.0 million, with the initial borrowing availability being $50.0 million. In August 1998, the availability under the Credit Agreement was increased to

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

$60.0 million with the remaining $15.0 million being made available from time to time and in such amounts as the Lender shall determine at its sole discretion. The Credit Agreement is divided into two facilities: (a) a $60.0 million senior secured revolving credit facility (the "Revolving Credit Facility"), of which $40.0 million comprises part of the current availability, and (b) $15.0 million of senior subordinated term loan facility (the "Term Loan Facility"), of which $10.0 million comprises the remainder of the current available borrowing capacity.

     Borrowings under the Credit Agreement incurred interest at an average interest rate of 8.75% and 8.79% during 1997 and 1998, respectively. Interest under both facilities is payable quarterly. During 1997, borrowings were made only under the Revolving Credit Facility and were based upon the Base Rate option. During 1998, borrowings were made under both the Revolving Credit Facility and the Term Loan Facility and were based upon the Base Rate option. Commitment fees on the daily average unused commitment under the Revolving Credit Facility and the Term Loan Facility is payable quarterly at a rate per annum of .375% and .5%, respectively. Borrowings under the Credit Agreement are secured by liens on substantially all of the Company's assets (including accounts receivable and after-acquired property) and a pledge of the capital stock of the Founding Companies and each of the Company's remaining subsidiaries.

     The Credit Agreement requires the Company to comply with various loan covenants, including (a) maintenance of certain financial ratios, (b) restrictions on additional indebtedness and (c) restrictions on liens, guarantees, advances and dividends. The Company did not borrow under the Term Loan Facility during 1997; the balance outstanding under the Revolving Credit Facility totaled $10.0 million at December 31, 1997. Borrowings under the Term Loan Facility and the Revolving Credit Facility at December 31, 1998 were $16.0 million and $40.0 million, respectively.

     The Credit Agreement, as amended, matures in January 2000, with all outstanding principal and accrued and unpaid interest under the Credit Agreement due and payable on that date. In connection with the Credit Agreement, the Company issued to the Lender a warrant to acquire 175,000 shares of Common Stock at an exercise price equal to the initial per share price to the public in the Offering of $18.00. The consideration for that warrant was $1,750 and the warrant is exercisable for five years from its date of issuance. Upon issuance, the warrant was valued at $1.1 million based on fair market value as determined by management.

  Refinancing Subsequent to Year End

     In January 1999, the Company entered into a "New Credit Facility" with financial institutions, replacing the existing Credit Agreement with an aggregate credit facility of $70 million. The New Credit Facility is divided into three credit agreements: (a) a three year revolving credit agreement ("New Revolving Facility") for up to $15.0 million; (b) a seven year term credit agreement ("New Term Loan") for $35.0 million, and (c) a five year subordinated debt agreement ("Subordinated Debt") of $20.0 million.

     Borrowings under the New Revolving Facility bear interest on a sliding scale of 175 to 275 basis points over either the Base Rate or LIBOR, depending upon the ratio of senior funded debt to the Company's earnings before interest, taxes, depreciation, and amortization (EBITDA). The choice of using the Base Rate or the LIBOR rate is at the option of the Company. The Base Rate is defined as the higher of the federal funds rate plus 50 basis points or the prime rate. Interest is payable monthly. The borrowing capacity under the New Revolving Facility is calculated using a borrowing base that includes accounts receivable and inventory. Borrowings under the New Term Loan Facility bear interest at LIBOR plus 250 basis points. Principal and interest is due quarterly beginning April 1, 1999. The first four quarterly principal payments are $875,000 with remaining quarterly principal payments to maturity of $1,312,500. Accordingly, $3.5 million of the borrowings under the Credit Agreement at December 31, 1998 have been classified as current maturities of long-term debt in the accompanying balance sheet. Borrowings under the Subordinated Debt bear interest on a sliding scale of 275 to 575 basis points over the Prime Rate depending upon the ratio of senior funded debt to the Company's earnings before EBITDA. The Prime Rate is defined as the higher of the federal funds

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES rate plus 50 basis points or the prime rate. Interest is payable quarterly beginning March 31, 1999 with principal due upon maturity on the fifth anniversary of the subordinated debt agreement.

     Commitment fees on the daily average unused commitment under the New Revolving Facility are payable monthly at an annual rate ranging from 0.25% to
 .375%. Borrowings under the New Credit Facility are secured by liens on substantially all of the Company's assets (including accounts receivable and after-acquired property) and a pledge of the capital stock of the Founding Companies and each of the Company's remaining subsidiaries. The New Credit Facility requires the Company to comply with various loan covenants, including
(a) maintenance of certain financial ratios, (b) restrictions on additional indebtedness and (c) restrictions on liens, guarantees, advances and dividends. In connection with the Subordinated Debt, the Company issued to the Lender a warrant to acquire 233,000 shares of Common Stock at an exercise price of $3.12 per share and cancelled the warrant to acquire 175,000 shares of Common Stock issued in conjunction with the original Credit Agreement. The warrant is exercisable for five years from its date of issuance. Upon issuance, the warrant was valued at $382,000 based on fair market value as determined by management.

     Annual maturities of long-term debt at December 31, 1998 after giving consideration to the repayment terms of the New Credit Facility are as follows (in thousands):

             YEAR ENDED DECEMBER 31,
             -----------------------
1999..............................................   $ 6,018
2000..............................................     5,724
2001..............................................     5,607
2002..............................................     6,565
2003..............................................     5,550
Thereafter........................................    31,650
                                                     -------
                                                     $61,114
                                                     =======

7. STOCKHOLDERS' EQUITY

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

     In April 1997, TCMS issued 3,000 shares of Common Stock to a consultant for services performed in connection with the Offering. The $12,200 difference between the amount paid and the estimated fair market value of the shares on the date of issue was recorded as deferred offering costs in the second quarter of 1997. In July 1997, an additional 3,000 shares of Common Stock were issued with the same terms to another consultant for services performed in connection with the Offering. An additional $32,000 was recorded as

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES deferred offering costs in the third quarter of 1997. Such costs were charged to additional paid in capital upon consummation of the Offering.

     In September 1998, the Company issued 1,300,000 shares of Common Stock to the former stockholders of Dickson as partial consideration for all the outstanding stock of Dickson. The Company valued the shares at $5.5 million or $4.25 per share, which was the quoted closing price of the day preceding the closing of the acquisition.

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

  Dividends and Distributions to Woodson Stockholders

     Dividends recorded in the consolidated statements of stockholders' equity and cash flows represent amounts paid to Woodson stockholders prior to the Offering.

     Distributions to Woodson stockholders recorded in the consolidated statements of stockholders' equity and cash flows represent the cash portion of the purchase price paid to the Woodson stockholders for the acquisition of Woodson.

  Stock Options

     In August 1997, the Board of Directors and the stockholders of TCMS approved the 1997 Stock Option Plan (the "Plan"). The Plan provides for the granting of stock options to directors, executive officers, certain other employees and certain non-employee consultants of the Company. The Plan, which was amended during 1998 to permit up to 950,000 shares of Common Stock to be issued, terminates in August 2007. In general, the terms of the option awards (including vesting schedules) are established by the Compensation Committee of the Company's Board of Directors.

     In December 1998, the Board of Directors approved the Transcoastal Marine Services, Inc. 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for granting of stock options to the Chairman and CEO and the Executive Vice President necessary to fulfill the Company's obligations under their respective employment agreements. The 1998 Plan terminates in November 2001. In general, the 1998 Plan provides that the terms of the option awards (including vesting schedules) are established by the Compensation Committee of the Company's Board of Directors.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

     The following table summarizes activity under the Plan for the years ended December 31, 1997 and 1998:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                                          EXERCISE
                                                               SHARES      PRICE
                                                              ---------   --------
Outstanding at December 31, 1996............................         --    $   --
  Granted...................................................    444,325    $18.00
  Exercised.................................................         --        --
  Canceled/expired..........................................    (16,167)   $18.00
                                                              ---------
Outstanding at December 31, 1997............................    428,158    $18.00
  Granted...................................................  1,262,500    $ 4.02
  Exercised.................................................         --        --
  Canceled/expired..........................................   (128,753)   $16.09
                                                              ---------
Outstanding at December 31, 1998............................  1,561,905    $ 5.82
                                                              =========
Weighted average fair market value of options granted during
  1998......................................................         --    $ 2.30

     The following table summarizes the information about stock options outstanding at December 31, 1998:

                                                           WEIGHTED
                                        NUMBER             AVERAGE           WEIGHTED
RANGE OF                            OUTSTANDING AT        REMAINING          AVERAGE
EXERCISE PRICES                    DECEMBER 31, 1998   CONTRACTUAL LIFE   EXERCISE PRICE
---------------                    -----------------   ----------------   --------------
$3.25............................      1,240,267             9.8              $ 3.25
$9.75 & $11.00...................        101,500             9.3              $10.78
$18.00...........................        220,138             8.7              $10.00
                                       ---------
                                       1,561,905             9.6              $ 5.82
                                       =========

     At December 31, 1997 and 1998, exercisable option shares were 0 and 458,908, respectively. Unexercised options expire during the years 2007 and 2008.

     SFAS No. 123, "Accounting for Stock-Based Compensation", allows entities to choose between a fair value-based method of accounting for employee stock options or similar equity instruments and the current intrinsic, value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25. Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. TCMS has elected to account for the issuance of stock options pursuant to APB Opinion No. 25. Therefore, there is no effect on the Company's financial position and results of operations as a result of this pronouncement.

     The following pro forma summary of the Company's consolidated results of operations have been prepared as if the fair value based method of accounting for stock based compensation as required by SFAS No. 123 had been applied (in thousands, except per share amounts):

                                                          YEAR ENDED DECEMBER 31,
                                                          -----------------------
                                                            1997           1998
                                                          --------       --------
Net income, as adjusted for pro forma income taxes in
  1997 (see Note 2).....................................   $1,350         $1,127
Pro forma net income attributable to common
  stockholders..........................................   $1,192         $1,127
Earnings per Share ("EPS"):.............................
  Diluted EPS as reported...............................   $ 0.40         $ 0.12
  Diluted EPS pro forma.................................   $ 0.35         $ 0.12

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

     Fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1998.

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                              1997       1998
                                                              ----       ----
Risk-free interest rate.....................................   5.9%       5.0%
Dividend yield..............................................    --         --
Volatility factor...........................................  47.0%      44.0%
Weighted average expected life..............................   9.5years   7.7 year

  Common Stock Warrants

     During the first quarter of 1997, TCMS entered into an advisory agreement with an investment banking firm, which was amended in June 1997 to provide for the sale of a warrant to acquire 50,000 shares of Common Stock (see Note 10). Additionally, in connection with the Credit Agreement, the Company issued to its primary lender a warrant to acquire 175,000 shares of Common Stock at an exercise price equal to the initial per share price to the public in the Offering of $18.00 (See Note 6 for cancellation of warrant in 1999). As of December 31, 1997 and 1998, no warrants had been exercised. These warrants were valued at approximately $1.2 million and are being amortized over the two-year term of the Credit Agreement.

8. LEASES

     The Company leases facilities under noncancellable operating leases. The following represents future minimum rental payments under noncancellable operating leases (in thousands):

             YEAR ENDING DECEMBER 31,
             ------------------------
1999...............................................   $  668
2000...............................................      527
2001...............................................      344
2002...............................................      245
2003...............................................       88
Thereafter.........................................       77
                                                      ------
                                                      $1,949
                                                      ======

     Rental expense for the years ended December 31, 1996, 1997 and 1998 was approximately $142,000, $163,000 and $1,173,000, respectively. Included in these amounts are rent expenses and commissions paid to related parties of approximately $142,000, $90,000, and $8,000, respectively.

9. INCOME TAXES

     Federal and state income tax provisions (benefits) are as follows (in thousands):

                                                        YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                        1996     1997     1998
                                                        -----   ------   -------
Federal
  Current.............................................   $--    $ 583    $   59
  Deferred............................................    91     (164)    1,219
State
  Current.............................................    --       83       233
  Deferred............................................    --       25        --
                                                         ---    -----    ------
                                                         $91    $ 527    $1,511
                                                         ===    =====    ======

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 34% to income before income tax as follows (in thousands):

                                                       YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1996     1997     1998
                                                      ------   ------   -------
Income tax expense at the statutory rate............  $ 425    $ 865    $1,467
Increase (decrease) resulting from:
  State income taxes, net of related federal tax
     effect.........................................      7       71        43
  Woodson S Corp. income............................   (346)    (667)       --
  Nondeductible goodwill............................     --       94       256
  Other.............................................      5      164      (255)
                                                      -----    -----    ------
                                                      $  91    $ 527    $1,511
                                                      =====    =====    ======

     Deferred income tax provisions result from temporary differences in the recognition of revenues and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred assets and liabilities result principally from the following (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           1997        1998
                                                         --------    --------
Deferred tax assets:
  Current..............................................  $    197    $     --
  Long-term............................................        --          57
                                                         --------    --------
          Total........................................       197          57
                                                         --------    --------
Deferred tax liabilities:
  Current..............................................       488          --
  Long-term............................................    18,774      21,786
                                                         --------    --------
          Total........................................    19,262      21,786
                                                         --------    --------
          Net deferred income tax liabilities..........  $(19,065)   $(21,729)
                                                         ========    ========

10. COMMITMENTS AND CONTINGENCIES

  Litigation

     During 1998, the Company was involved in two class action lawsuits for unspecified personal injury and property damages arising from events in October, 1991 and January, 1992 during the course of a pipeline installation project for a third party gas transmission company. One of the class actions, involving approximately 9,840 class members, entitled Rivera v. United Gas Pipeline Co., No. 28738, was instituted against Woodson Construction Company, Inc. on October 29, 1991 in the 40th Judicial District Court, Parish of St. John the Baptist, State of Louisiana. This lawsuit was settled during 1998. The Company's contribution towards the settlement was approximately $50,000. The contribution by the Company to the settlement was expensed in 1998. The second class action lawsuit, involving approximately 7,858 class members, entitled Husseiney v. United Gas Pipeline Co., No. 29089, was instituted on January 27, 1992 against Woodson Construction Company, Inc. in the 40th Judicial District Court, Parish of St. John the Baptist, State of Louisiana. Subsequent to year-end, this lawsuit was also settled. The Company's contribution towards the settlement was approximately $600,000. The contribution by the Company to the settlement was expensed in 1998.

     The Company is involved in various other lawsuits arising in the ordinary course of business, some of which involve substantial claims for damages. While the outcome of these other lawsuits cannot be predicted

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES with certainty, management believes these other matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

  Advisory Agreement

     In February 1997, TCMS entered into an advisory agreement with a financial advisory firm ("the firm") for a period of six months in connection with the Acquisitions and related financings. Under the terms of the agreement between the Company and the firm, as amended on June 25, 1997, TCMS paid the firm an initial financial advisory fee of $15,000 plus monthly fees aggregating $30,000, and reimbursed the firm for its out-of-pocket expenses relating to the services provided. TCMS also issued a warrant to the firm for $100 in cash. The warrant provides for the purchase of up to 50,000 shares of Common Stock, at a per share exercise price equal to $8.00. The warrant may be exercised in whole or, from time to time, in part, at any time during the five-year period beginning six months after the Offering closes. In connection with the warrant, TCMS granted certain registration rights to the firm.

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

  Employment Agreements

     In August 1997, TCMS entered into employment agreements with three officers of the Company. The term of the agreements extends three years following the closing of the Offering. The three officers have terminated their employment with the Company and severance due them under their employment and severance agreements has been accrued at year-end. Additionally, the Company offered employment agreements to certain members of management and key operating personnel of the Founding Companies on similar terms and conditions to existing agreements. New members of the management team have executed employment agreements that extend through November 2001. Certain officers of the Company were granted options to acquire an aggregate of 1,050,000 shares of the Company's common stock at the fair market value on the date of grant in lieu of cash compensation. Options for 183,000 shares were exercisable immediately, with options to acquire 500,000 shares vesting over a twelve-month period and options to acquire 367,000 shares vesting over two years.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

11. EMPLOYEE BENEFIT PLANS

     Woodson had an employee profit sharing plan (the "Plan") which provided for contributions of up to 10 percent of the annual compensation of each participant. The Plan includes employees of at least 21 years of age with one year of completed service. Participants who became eligible after January 1, 1990 remain non-vested until the completion of five years of service, at which time the participants become 100 percent vested. Woodson has obtained a favorable tax determination letter from the Internal Revenue Service with respect to the Plan. Woodson made Plan contributions of $26,000 and $59,000 for the years ended December 31, 1996 and 1997, respectively.

     Subsequent to December 31, 1997, the Plan was merged into the TCMS 401(K) Plan, which was established effective January 1, 1998, for the benefit of its employees. The Company has agreed to fund 50% per dollar of contribution by an eligible employee, up to contributions totaling 6% of the employee's annual salary. Employees of the Founding Companies were eligible to commence participation in the TCMS 401(K) Plan at either January 1 or March 1, 1998, dependent upon the termination date of their specific benefit plan. The Company has requested but not yet received a determination letter. The Company made contributions to the TCMS 401(K) Plan of $359,000 in 1998.

12. SALES TO MAJOR CUSTOMERS

     The customer base for the Company is primarily concentrated in the oil and gas industry. The revenues earned from each customer vary from year to year based on the contracts awarded. Sales to customers comprising 10% or more of the Company's total revenues are summarized as follows:

                                                       YEAR ENDED
                                                      DECEMBER 31,
                                                   ------------------
                                                   1996   1997   1998
                                                   ----   ----   ----
Customer A.......................................  10.1%    --     --
Customer B.......................................  55.0%    --     --
Customer C.......................................    --   34.5%    --
Customer D.......................................    --   32.2%    --
Customer E.......................................    --     --   21.2%

13. SEGMENTS INFORMATION

  Operating Segments

     The Company has two primary operating segments the Pipeline & Marine Group and the Fabrication & Offshore Group. The Pipeline & Marine Group's operations focus on the construction, burial and testing of pipelines on land, through the transition zone out to 800 feet of waters. The Fabrication & Offshore Group's primary operations focus on the fabrication of shallow water barges, drilling rigs and oil and gas production platforms. The two segments are managed separately because each business requires different technology and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that certain corporate expenses such as amortization of goodwill as well as interest expense, interest income and income taxes are not allocated between the segments in the Company's evaluation of segment profit or loss.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

     The following shows segment information for the reportable segments for the three years in the period ended December 31, 1998 (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1996       1997       1998
                                                -------   --------   --------
Sales to unaffiliated customers:
  Pipeline & Marine...........................  $17,933   $ 53,193   $110,880
  Fabrication & Offshore......................       --      4,324     77,401
  Other.......................................       --         --        597
                                                -------   --------   --------
                                                $17,933   $ 57,517   $188,878
                                                =======   ========   ========
Net income:
  Pipeline & Marine...........................  $   750   $  4,867   $  4,961
  Fabrication & Offshore......................       --        831      2,875
  Other.......................................       --     (4,348)    (5,031)
                                                -------   --------   --------
                                                $   750   $  1,350   $  2,805
                                                =======   ========   ========
Identifiable assets:
  Pipeline & Marine...........................  $ 9,157   $ 87,181   $113,551
  Fabrication & Offshore......................       --      7,946     40,747
  Other.......................................       --     76,690     82,299
                                                -------   --------   --------
                                                $ 9,157   $171,817   $236,597
                                                =======   ========   ========
Depreciation and amortization:
  Pipeline & Marine...........................  $   562   $  1,979   $  7,715
  Fabrication & Offshore......................       --         57      1,755
  Other.......................................       --         66        358
                                                -------   --------   --------
                                                $   562   $  2,102   $  9,828
                                                =======   ========   ========
Capital expenditures:
  Pipeline & Marine...........................  $ 1,801   $  6,759   $ 28,598
  Fabrication & Offshore......................       --         --      6,784
  Other.......................................       --         --        702
                                                -------   --------   --------
                                                $ 1,801   $  6,759   $ 36,084
                                                =======   ========   ========
Export sales -- United States:
  To Venezuela................................  $    --   $     --   $ 24,234
  To all other................................       --         --      2,127
                                                -------   --------   --------
                                                $    --   $     --   $ 26,361
                                                =======   ========   ========

     The Company operates principally in two geographic segments: the United States and Venezuela. Revenues derived from sales generated in Venezuela and export sales to Venezuela represent approximately 12.8% of total revenues for the year ended December 31, 1998. Prior to 1998, export sales or revenue generated in foreign countries was not significant to the Company's operations. In 1996, the Company had no foreign source revenues and approximately 4.3% of its revenues in 1997 were generated outside the United States. Other foreign revenue is derived from contracts performed for customers primarily in Mexico and Trinidad.

     The Company's foreign operations and sales to foreign locations are subject to local government regulations and to uncertainties of economics and political conditions of those areas. In addition, because of the impact of local laws, the Company also conducts some of its foreign projects pursuant to arrangements in

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES which local entities participate in the project. Revisions to project revenues or costs, including those arising from changes or revisions to foreign regulatory requirements and revisions to arrangements with local entities, are recognized in the period in which the revisions are determined.

     The following shows geographic segment information for the three years in the period ended December 31, 1998 (in thousands):

                                                    YEAR ENDED DECEMBER 31
                                                 ----------------------------
                                                  1996      1997       1998
                                                 -------   -------   --------
Sales to unaffiliated customers:
  United States................................  $17,933   $55,017   $139,212
  Venezuela....................................       --        --     24,234
  Other Foreign................................       --     2,500     25,432
                                                 -------   -------   --------
                                                 $17,933   $57,517   $188,878
                                                 =======   =======   ========
Identifiable long-lived assets:
  United States................................  $ 2,956   $66,907   $ 99,536
  Venezuela....................................       --        --         --
  Other Foreign................................       --        --         --
                                                 -------   -------   --------
                                                 $ 2,956   $66,907   $ 99,536
                                                 =======   =======   ========

14. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Supplemental cash flow information for each of the three years in the period ended December 31, 1998 are as follows (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                      1996    1997      1998
                                                      ----   -------   ------
Cash Paid For:
  Interest..........................................  $109   $   370   $3,620
  Income taxes......................................    --       420      629
Non-cash Investing and Financing Activities:
  Assumption of long-term debt in connection with
     acquisitions...................................  $ --   $10,612   $  617

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     For the information called for by Items 10, 11, 12, and 13, reference is made to the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the "Commission") within 120 days after December 31, 1998, and which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Amended and Restated Certificate of Incorporation of
                            TCMS. (Incorporated by reference to Exhibit 3.1 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
          3.2            -- Bylaws of TCMS. (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1)
                            (File #333-34603).
          4.1            -- Form of Certificate representing Common Stock.
                            (Incorporated by Reference to Exhibit 4.1 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
          4.2            -- Form of Share Exchange Agreement among TCMS, J&D Capital
                            Investments, L.C., James B. Thompson and Beldon E. Fox,
                            Jr. (Incorporated by reference to Exhibit 4.2 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
          4.3            -- Form of Secured Promissory Note to be issued in the
                            acquisition of RFCNI. (Incorporated by reference to
                            Exhibit 4.3 of the Company's Registration Statement on
                            Form S-1) (File #333-34603).
         10.1            -- TCMS 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).
         10.2            -- Employment Agreement dated as of August 6, 1997, between
                            TCMS and Bill E. Stallworth. (Incorporated by reference
                            to Exhibit 10.2 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).
         10.3            -- Employment Agreement dated as of August 6, 1997, between
                            TCMS and Thad Smith. (Incorporated by reference to
                            Exhibit 10.3 of the Company's Registration Statement on
                            Form S-1) (File #333-34603).
         10.4            -- Employment Agreement dated as of August 6, 1997, between
                            TCMS and Johnnie W. Domingue. (Incorporated by reference
                            to Exhibit 10.4 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.5            -- Stock Repurchase Agreement dated as of March 24, 1997,
                            between TCMS and Bill E. Stallworth. (Incorporated by
                            reference to Exhibit 10.5 of the Company's Registration
                            Statement on Form S-1) (File #333-34603).
         10.6            -- Stock Repurchase Agreement dated as of April 25, 1997,
                            between TCMS and Thad Smith. (Incorporated by reference
                            to Exhibit 10.6 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).
         10.7            -- Stock Repurchase Agreement dated as of March 24, 1997,
                            between TCMS and Johnnie W. Domingue. (Incorporated by
                            reference to Exhibit 10.7 of the Company's Registration
                            Statement on Form S-1) (File #333-34603).
         10.8            -- Form of Employment Agreement between HBH, Inc. and H.
                            Daniel Hughes II. (Incorporated by reference to Exhibit
                            10.8 of the Company's Registration Statement on Form S-1)
                            (File #333-34603).
         10.9            -- Form of Employment Agreement between CSI Hydrostatic
                            Testers, Inc. and Daniel N. Hargett, Sr. (Incorporated by
                            reference to Exhibit 10.9 of the Company's Registration
                            Statement on Form S-1) (File #333-34603).
         10.10           -- Agreement for Consulting Services dated April 14, 1997, between TCMS and Stallworth, Frankhouser & Associates, as
                            amended August 6, 1997. (Incorporated by reference to
                            Exhibit 10.10 of the Company's Registration Statement on
                            Form S-1) (File #333-34603).
         10.11           -- Employment Letter dated April 21, 1997, between TCMS and
                            Johnnie W. Domingue, as amended August 6, 1997.
                            (Incorporated by reference to Exhibit 10.11 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.12           -- Form of warrant issued to McFarland, Grossman & Company,
                            Inc. (Incorporated by reference to Exhibit 10.12 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.13           -- Purchase and Sale Agreement dated as of August 28, 1997, by and among TCMS, Laine Construction Company, Inc.,
                            Paula Woodson, Linda Woodson and Cheryl Woodson.
                            (Incorporated by reference to Exhibit 10.13 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.14           -- Agreement and Plan of Merger dated as of August 28, 1997, by and Among TCMS, Woodson Acquisition Corp., Woodson
                            Construction Company, Inc. and Louis Woodson.
                            (Incorporated by reference to Exhibit 10.14 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.15           -- Agreement and Plan of Merger dated August 28, 1997, by
                            and among TCMS, Kori Acquisition Corp., Kori Corporation,
                            Paula Woodson, Linda Woodson and Cheryl Woodson.
                            (Incorporated by reference to Exhibit 10.15 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.16           -- Agreement and Plan of Merger dated as of August 28, 1997, by and among TCMS, Enviro Acquisition Corp.,
                            Envirosystems, Inc., Paula Woodson, Linda Woodson and
                            Cheryl Woodson. (Incorporated by reference to Exhibit
                            10.16 of the Company's Registration Statement on Form
                            S-1) (File #333-34603).
         10.17           -- Purchase and Sale Agreement dated as of August 28, 1997, among TCMS, CSI Hydrostatic Testers, Inc., Hargett
                            Mooring and Marine, Inc., Daniel N. Hargett, Sr., Yvette
                            Hargett and Richard Hargett. (Incorporated by reference
                            to Exhibit 10.17 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.18           -- Purchase and Sale Agreement dated as of August 20, 1997, by and among TCMS, HBH, Inc. and the Succession of
                            Herbert D. Hughes. (Incorporated by reference to Exhibit
                            10.18 of the Company's Registration Statement on Form
                            S-1) (File #333-34603).
         10.19           -- Agreement and Plan of Merger dated as of August 27, 1997, by and Among TCMS, RNI Acquisition Corp., The Red Fox
                            Companies of New Iberia, Inc. and The Beldon E. Fox, Sr.
                            Grandchildren's Trust No. 1. (Incorporated by reference
                            to Exhibit 10.19 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).
         10.20           -- Form of Agreement to Purchase and Sell dated as of August
                            28, 1997, by and among TCMS and Linda Woodson, Cheryl
                            Woodson and Paula Woodson. (Incorporated by reference to
                            Exhibit 10.20 of the Company's Registration Statement on
                            Form S-1) (File #333-34603).
         10.21           -- Agreement to Purchase and Sell dated as of August 20,
                            1997, by and between TCMS and the Succession of Herbert
                            D. Hughes. (Incorporated by reference to Exhibit 10.21 of
                            the Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.22           -- Leasehold Purchase Agreement dated as of August 11, 1997, by and between TCMS and The Beldon E. Fox, Sr.
                            Grandchildren's Trust No. 1. (Incorporated by reference
                            to Exhibit 10.22 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).
         10.23           -- Amendment and Restated Consulting and Financial Advisory
                            Services Agreement dated September 24, 1997, between TCMS
                            and J&D Capital Investments, L.C. (Incorporated by
                            reference to Exhibit 10.23 of the Company's Registration
                            Statement on Form S-1) (File #333-34603).
         10.24           -- Form of Senior Revolving Credit Agreement by and among
                            TCMS and Joint Energy Development Investments, Limited
                            Partnership, and the Lenders Signatory thereto.
                            (Incorporated by reference to Exhibit 10.24 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.25           -- Form of Subordinated Credit Agreement by and among TCMS and Joint Energy Development Investments, Limited
                            Partnership, and the Lenders Signatory thereto.
                            (Incorporated by reference to Exhibit 10.25 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.26           -- Form of Warrant Agreement by and between TCMS and Joint
                            Energy Development Investments, Limited Partnership.
                            (Incorporated by reference to Exhibit 10.26 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.27           -- Lease Agreement by and between Red Fox Companies of New
                            Iberia, Inc., a division of TransCoastal Marine Services,
                            Inc., and Delta Terminal, Inc. for approximately 29.311
                            acres of land for a fabrication facility. (Incorporated
                            by reference to Exhibit 10.27 of the Company's Annual
                            Report for fiscal year ended December 31, 1997 filed on
                            Form 10-K)
         10.28           -- Lease Agreement by and between Red Fox Companies of New
                            Iberia, Inc., a division of Transcoastal Marine Services,
                            Inc., and the Board of Commissioners of the Port of New
                            Orleans for approximately 15.7 Acres of land including
                            approximately 68,000 square feet of fabricating building
                            space and 2,600 square feet of office space.
                            (Incorporated by reference to Exhibit 10.27 of the
                            Company's Annual Report for fiscal year ended December
                            31, 1997 filed on Form 10-K)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.29           -- Form of Subordinated Credit Agreement by and among the
                            Company and Joint Energy Development Investments II
                            Limited Partnership, and the Lender's Signatory thereto.
         10.30           -- Form of Credit Agreement by and among the Company and
                            Heller Financial Leasing, Inc. and the Lender's Signatory
                            thereto.
         10.31           -- Form of Senior Revolving Credit Agreement by and among
                            the Company and Bank One Texas, National Association, and
                            the Lender's Signatory thereto.
         10.32           -- Employment Agreement dated December 14, 1998 between the
                            Company and Nathan M. Avery
         10.33           -- Employment Agreement dated December 14, 1998 between the
                            Company and Pamela L. Reiland
         10.34           -- Stock Purchase and Merger Agreement between the Company and Dickson GMP International, Inc. and affiliates
                            (Incorporated by reference to Exhibit 10.3 of the
                            Company's 8-K filed on September 15, 1998).
         10.35           -- First Amendment to Stock Purchase and Merger Agreement
                            between the Company and Dickson GMP International, Inc.
                            and affiliates (Incorporated by reference to Exhibit 10.4
                            of the Company's 8-K filed on September 15, 1998).
         10.36           -- Transcoastal Marine Services, Inc. 1998 Stock Option Plan
         21.1            -- List of Subsidiaries of the Company. (Incorporated by
                            reference to Exhibit 21.1 of the Company's Registration
                            Statement on Form S-1) (File #333-34603).
         27.1            -- Financial Data Schedule.

     (b) Financial Statement Schedules

     All schedules are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.

     (c) Reports on Form 8-K.

     Filed on September 15, 1998 in connection with the acquisition of Dickson GMP International, Inc. and affiliates.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TRANSCOASTAL MARINE SERVICES, INC.

                                            By:    /s/ PAMELA L. REILAND
                                              ----------------------------------
                                                      Pamela L. Reiland
                                                   Executive Vice President

March 31, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                 /s/ NATHAN M. AVERY                   Chairman of the Board of Directors and Chief
-----------------------------------------------------    Executive Officer (Principal Executive
                   Nathan M. Avery                       Officer)

                /s/ PAMELA L. REILAND                  Principal Financial Officer
-----------------------------------------------------
                  Pamela L. Reiland

               /s/ WARREN L. WILLIAMS                  Principal Accounting Officer
-----------------------------------------------------
                 Warren L. Williams

                   /s/ JEAN SAVOY                      Director
-----------------------------------------------------
                     Jean Savoy

               /s/ PATRICK B. COLLINS                  Director
-----------------------------------------------------
                 Patrick B. Collins

               /s/ BELDON E. FOX, JR.                  Director
-----------------------------------------------------
                 Beldon E. Fox, Jr.

                /s/ FRED E. GALLANDER                  Director
-----------------------------------------------------
                  Fred E. Gallander

               /s/ D. GLENN RICHARDSON                 Director
-----------------------------------------------------
                 D. Glenn Richardson

                               INDEX TO EXHIBITS

                                                 DESCRIPTION
                                                 -----------
          3.1            -- Amended and Restated Certificate of Incorporation of
                            TCMS. (Incorporated by reference to Exhibit 3.1 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
          3.2            -- Bylaws of TCMS. (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1)
                            (File #333-34603).
          4.1            -- Form of Certificate representing Common Stock.
                            (Incorporated by Reference to Exhibit 4.1 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
          4.2            -- Form of Share Exchange Agreement among TCMS, J&D Capital
                            Investments, L.C., James B. Thompson and Beldon E. Fox,
                            Jr. (Incorporated by reference to Exhibit 4.2 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
          4.3            -- Form of Secured Promissory Note to be issued in the
                            acquisition of RFCNI. (Incorporated by reference to
                            Exhibit 4.3 of the Company's Registration Statement on
                            Form S-1) (File #333-34603).
         10.1            -- TCMS 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).
         10.2            -- Employment Agreement dated as of August 6, 1997, between
                            TCMS and Bill E. Stallworth. (Incorporated by reference
                            to Exhibit 10.2 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).
         10.3            -- Employment Agreement dated as of August 6, 1997, between
                            TCMS and Thad Smith. (Incorporated by reference to
                            Exhibit 10.3 of the Company's Registration Statement on
                            Form S-1) (File #333-34603).
         10.4            -- Employment Agreement dated as of August 6, 1997, between
                            TCMS and Johnnie W. Domingue. (Incorporated by reference
                            to Exhibit 10.4 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).
         10.5            -- Stock Repurchase Agreement dated as of March 24, 1997,
                            between TCMS and Bill E. Stallworth. (Incorporated by
                            reference to Exhibit 10.5 of the Company's Registration
                            Statement on Form S-1) (File #333-34603).
         10.6            -- Stock Repurchase Agreement dated as of April 25, 1997,
                            between TCMS and Thad Smith. (Incorporated by reference
                            to Exhibit 10.6 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).
         10.7            -- Stock Repurchase Agreement dated as of March 24, 1997,
                            between TCMS and Johnnie W. Domingue. (Incorporated by
                            reference to Exhibit 10.7 of the Company's Registration
                            Statement on Form S-1) (File #333-34603).
         10.8            -- Form of Employment Agreement between HBH, Inc. and H.
                            Daniel Hughes II. (Incorporated by reference to Exhibit
                            10.8 of the Company's Registration Statement on Form S-1)
                            (File #333-34603).
         10.9            -- Form of Employment Agreement between CSI Hydrostatic
                            Testers, Inc. and Daniel N. Hargett, Sr. (Incorporated by
                            reference to Exhibit 10.9 of the Company's Registration
                            Statement on Form S-1) (File #333-34603).
         10.10           -- Agreement for Consulting Services dated April 14, 1997, between TCMS and Stallworth, Frankhouser & Associates, as
                            amended August 6, 1997. (Incorporated by reference to
                            Exhibit 10.10 of the Company's Registration Statement on
                            Form S-1) (File #333-34603).

                                                 DESCRIPTION
                                                 -----------
         10.11           -- Employment Letter dated April 21, 1997, between TCMS and
                            Johnnie W. Domingue, as amended August 6, 1997.
                            (Incorporated by reference to Exhibit 10.11 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.12           -- Form of warrant issued to McFarland, Grossman & Company,
                            Inc. (Incorporated by reference to Exhibit 10.12 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.13           -- Purchase and Sale Agreement dated as of August 28, 1997, by and among TCMS, Laine Construction Company, Inc.,
                            Paula Woodson, Linda Woodson and Cheryl Woodson.
                            (Incorporated by reference to Exhibit 10.13 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.14           -- Agreement and Plan of Merger dated as of August 28, 1997, by and Among TCMS, Woodson Acquisition Corp., Woodson
                            Construction Company, Inc. and Louis Woodson.
                            (Incorporated by reference to Exhibit 10.14 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.15           -- Agreement and Plan of Merger dated August 28, 1997, by
                            and among TCMS, Kori Acquisition Corp., Kori Corporation,
                            Paula Woodson, Linda Woodson and Cheryl Woodson.
                            (Incorporated by reference to Exhibit 10.15 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.16           -- Agreement and Plan of Merger dated as of August 28, 1997, by and among TCMS, Enviro Acquisition Corp.,
                            Envirosystems, Inc., Paula Woodson, Linda Woodson and
                            Cheryl Woodson. (Incorporated by reference to Exhibit
                            10.16 of the Company's Registration Statement on Form
                            S-1) (File #333-34603).
         10.17           -- Purchase and Sale Agreement dated as of August 28, 1997, among TCMS, CSI Hydrostatic Testers, Inc., Hargett
                            Mooring and Marine, Inc., Daniel N. Hargett, Sr., Yvette
                            Hargett and Richard Hargett. (Incorporated by reference
                            to Exhibit 10.17 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).
         10.18           -- Purchase and Sale Agreement dated as of August 20, 1997, by and among TCMS, HBH, Inc. and the Succession of
                            Herbert D. Hughes. (Incorporated by reference to Exhibit
                            10.18 of the Company's Registration Statement on Form
                            S-1) (File #333-34603).
         10.19           -- Agreement and Plan of Merger dated as of August 27, 1997, by and Among TCMS, RNI Acquisition Corp., The Red Fox
                            Companies of New Iberia, Inc. and The Beldon E. Fox, Sr.
                            Grandchildren's Trust No. 1. (Incorporated by reference
                            to Exhibit 10.19 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).
         10.20           -- Form of Agreement to Purchase and Sell dated as of August
                            28, 1997, by and among TCMS and Linda Woodson, Cheryl
                            Woodson and Paula Woodson. (Incorporated by reference to
                            Exhibit 10.20 of the Company's Registration Statement on
                            Form S-1) (File #333-34603).
         10.21           -- Agreement to Purchase and Sell dated as of August 20,
                            1997, by and between TCMS and the Succession of Herbert
                            D. Hughes. (Incorporated by reference to Exhibit 10.21 of
                            the Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.22           -- Leasehold Purchase Agreement dated as of August 11, 1997, by and between TCMS and The Beldon E. Fox, Sr.
                            Grandchildren's Trust No. 1. (Incorporated by reference
                            to Exhibit 10.22 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).

                                                 DESCRIPTION
                                                 -----------
         10.23           -- Amendment and Restated Consulting and Financial Advisory
                            Services Agreement dated September 24, 1997, between TCMS
                            and J&D Capital Investments, L.C. (Incorporated by
                            reference to Exhibit 10.23 of the Company's Registration
                            Statement on Form S-1) (File #333-34603).
         10.24           -- Form of Senior Revolving Credit Agreement by and among
                            TCMS and Joint Energy Development Investments, Limited
                            Partnership, and the Lenders Signatory thereto.
                            (Incorporated by reference to Exhibit 10.24 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.25           -- Form of Subordinated Credit Agreement by and among TCMS and Joint Energy Development Investments, Limited
                            Partnership, and the Lenders Signatory thereto.
                            (Incorporated by reference to Exhibit 10.25 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.26           -- Form of Warrant Agreement by and between TCMS and Joint
                            Energy Development Investments, Limited Partnership.
                            (Incorporated by reference to Exhibit 10.26 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.27           -- Lease Agreement by and between Red Fox Companies of New
                            Iberia, Inc., a division of TransCoastal Marine Services,
                            Inc., and Delta Terminal, Inc. for approximately 29.311
                            acres of land for a fabrication facility. (Incorporated
                            by reference to Exhibit 10.27 of the Company's Annual
                            Report for fiscal year ended December 31, 1997 filed on
                            Form 10-K)
         10.28           -- Lease Agreement by and between Red Fox Companies of New
                            Iberia, Inc., a division of Transcoastal Marine Services,
                            Inc., and the Board of Commissioners of the Port of New
                            Orleans for approximately 15.7 Acres of land including
                            approximately 68,000 square feet of fabricating building
                            space and 2,600 square feet of office space.
                            (Incorporated by reference to Exhibit 10.27 of the
                            Company's Annual Report for fiscal year ended December
                            31, 1997 filed on Form 10-K)
         10.29           -- Form of Subordinated Credit Agreement by and among the
                            Company and Joint Energy Development Investments II
                            Limited Partnership, and the Lender's Signatory thereto.
         10.30           -- Form of Credit Agreement by and among the Company and
                            Heller Financial Leasing, Inc. and the Lender's Signatory
                            thereto.
         10.31           -- Form of Senior Revolving Credit Agreement by and among
                            the Company and Bank One Texas, National Association, and
                            the Lender's Signatory thereto.
         10.32           -- Employment Agreement dated December 14, 1998 between the
                            Company and Nathan M. Avery
         10.33           -- Employment Agreement dated December 14, 1998 between the
                            Company and Pamela L. Reiland
         10.34           -- Stock Purchase and Merger Agreement between the Company and Dickson GMP International, Inc. and affiliates
                            (Incorporated by reference to Exhibit 10.3 of the
                            Company's 8-K filed on September 15, 1998).
         10.35           -- First Amendment to Stock Purchase and Merger Agreement
                            between the Company and Dickson GMP International, Inc.
                            and affiliates (Incorporated by reference to Exhibit 10.4
                            of the Company's 8-K filed on September 15, 1998).
         10.36           -- Transcoastal Marine Services, Inc. 1998 Stock Option Plan
         21.1            -- List of Subsidiaries of the Company. (Incorporated by
                            reference to Exhibit 21.1 of the Company's Registration
                            Statement on Form S-1) (File #333-34603).
         27.1            -- Financial Data Schedule.