Form 10-Q
period 1999-03-31
TRANSCOASTAL MARINE SERVICES INC
filed 1999-05-14
CIK 1043119

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                 4900 WOODWAY, SUITE 500, HOUSTON, TEXAS 77056
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (713) 626-8899
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock of the registrant, par value $.001 per share, outstanding at May 11, 1999 was 10,198,441.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
  Item 1 -- Financial Statements
     Consolidated Balance Sheets as of December 31, 1998 and
      March 31, 1999........................................    3
     Consolidated Statements of Operations and Comprehensive
      Income for the three months ended March 31, 1998 and
      1999..................................................    4
     Consolidated Statements of Cash Flows for the three
      months ended March 31, 1998 and 1999..................    5
     Notes to Consolidated Financial Statements.............    6
  Item 2 -- Management's Discussion and Analysis of
     Financial Condition and Results of Operations..........    9
PART II -- OTHER INFORMATION
  Item 6 -- Exhibits and Reports on Form 8-K................   12
SIGNATURE...................................................   13

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,    MARCH 31,
                                                                  1998          1999
                                                              ------------   -----------
                                                                             (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  9,020      $  7,181
  Contracts and accounts receivable, net of allowance of
     $1,182 and $1,303, respectively........................      31,470        29,716
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................       6,629         6,418
  Other current assets......................................       7,941         7,692
                                                                --------      --------
          Total current assets..............................      55,060        51,007
PROPERTY AND EQUIPMENT, net.................................      96,135        96,341
GOODWILL, net of amortization of $2,195 and $2,711,
  respectively..............................................      80,430        79,914
OTHER NONCURRENT ASSETS, net................................       4,972         5,946
                                                                --------      --------
          Total Assets......................................    $236,597      $233,208
                                                                ========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt......................    $  6,018      $  5,491
  Accounts payable..........................................      16,949        12,047
  Accrued expenses..........................................       9,836         8,747
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................       6,741         5,670
                                                                --------      --------
          Total current liabilities.........................      39,544        31,955
LONG-TERM DEBT, net of current maturities...................      35,096        39,352
SUBORDINATED DEBT...........................................      20,000        20,000
DEFERRED INCOME TAXES.......................................      21,729        21,421
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 2,000,000 shares
     authorized, none issued and outstanding................          --            --
  Common stock, $.001 par value 20,000,000 shares
     authorized, 10,198,441 shares issued and outstanding...          10            10
  Restricted common stock, $.001 par value, 3,000,000 shares
     authorized, 250,000 shares issued and outstanding......          --            --
  Additional paid-in-capital................................     133,899       134,281
  Accumulated deficit.......................................     (13,699)      (13,811)
  Accumulated other comprehensive income....................          18            --
                                                                --------      --------
          Total stockholders' equity........................     120,228       120,480
                                                                --------      --------
          Total liabilities and stockholders' equity........    $236,597      $233,208
                                                                ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
REVENUES....................................................  $30,778    $45,037
COSTS AND EXPENSES:
  Costs of revenues.........................................   24,111     38,041
  Selling, general and administrative expenses..............    3,118      2,855
  Depreciation and amortization.............................    2,256      3,201
                                                              -------    -------
OPERATING INCOME............................................    1,293        940
OTHER INCOME (EXPENSE), net
  Interest expense, net.....................................     (839)    (1,224)
  Other income, net.........................................       47         97
                                                              -------    -------
INCOME (LOSS) BEFORE INCOME TAXES...........................      501       (187)
PROVISION (BENEFIT) FOR INCOME TAXES........................      225        (75)
                                                              -------    -------
NET INCOME (LOSS)...........................................  $   276    $  (112)
                                                              =======    =======
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
  Reclassification adjustments for gains included in net
     income, net of tax of $0 and $8, respectively..........       --        (18)
                                                              -------    -------
COMPREHENSIVE INCOME (LOSS).................................  $   276    $  (130)
                                                              =======    =======
EARNINGS (LOSS) PER SHARE:
  Basic.....................................................  $  0.03    $ (0.01)
                                                              =======    =======
  Diluted...................................................  $  0.03    $ (0.01)
                                                              =======    =======
NUMBER OF SHARES USED IN PER SHARE COMPUTATIONS:
  Basic.....................................................    9,148     10,448
                                                              =======    =======
  Diluted...................................................    9,169     10,448
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

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1998       1999
                                                              --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $    276    $  (112)
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities --
     Depreciation and amortization..........................     2,256      3,201
     Gain on sale of investments............................        --        (29)
     Deferred income taxes..................................      (213)      (308)
     Other..................................................       390         --
     Changes in operating assets and liabilities --
       (Increase) decrease in --
          Contracts and accounts receivable.................    (6,253)     1,754
          Costs and estimated earnings in excess of billings
           on uncompleted contracts.........................    (2,695)       211
          Other current assets..............................       (29)       249
          Other noncurrent assets...........................      (376)      (599)
       Increase (decrease) in --
          Accounts payable and accrued expenses.............    (2,615)    (5,991)
          Billings in excess of costs and estimated earnings
           on uncompleted contracts.........................       986     (1,071)
          Other current liabilities.........................       (50)        --
                                                              --------    -------
            Net cash used in operating activities...........    (8,323)    (2,695)
                                                              --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment..............       207         48
  Capital expenditures......................................   (13,954)    (2,921)
  Cash paid for acquisitions, including related costs.......       (41)        --
                                                              --------    -------
            Net cash used in investing activities...........   (13,788)    (2,873)
                                                              --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on Credit Agreement........................    24,000         --
  Proceeds from long-term debt..............................        --      4,677
  Principal payments on notes payable.......................        --       (948)
  Principal payments on long-term debt......................    (1,296)        --
                                                              --------    -------
            Net cash provided by financing activities.......    22,704      3,729
                                                              --------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       593     (1,839)
CASH AND CASH EQUIVALENTS, beginning of period..............     2,416      9,020
                                                              --------    -------
CASH AND CASH EQUIVALENTS, end of period....................  $  3,009    $ 7,181
                                                              ========    =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest....................................  $    558    $   961
                                                              ========    =======
  Cash paid for income taxes................................  $    458    $ 1,225
                                                              ========    =======
Non-cash financing activities:
  Issuance of warrant in connection with refinancing........  $     --    $   382
                                                              ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BUSINESS

     The consolidated financial statements herein have been prepared by the TransCoastal Marine Services, Inc. ("TransCoastal or the Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission that permit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles to be condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading. The consolidated financial statements reflect all elimination entries and normal recurring adjustments that are necessary for a fair presentation of the results for the three months ended March 31, 1998 and 1999.

     Operating results for interim periods are not necessarily indicative of the results for a full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements of the Company and the related notes thereto included in TransCoastal's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

     There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see
Note 2 of the Notes to Consolidated Financial Statements of the Company in TransCoastal's Annual Report on Form 10-K for the year ended December 31, 1998.

2. EARNINGS PER SHARE

     The following table summarizes weighted average basic shares outstanding for each of the periods presented (in thousands).

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              1998     1999
                                                              -----   ------
Shares issued in the acquisition of Woodson.................  1,031    1,031
Shares issued in the formation of TCMS......................    975      975
Shares issued to the stockholders of the remaining Founding
  Companies.................................................  1,111    1,111
Shares sold to certain employees............................    275      275
Shares issued to consultants................................      6        6
Shares issued in the acquisition of Dickson Group...........     --    1,300
Shares sold in the Offering.................................  5,750    5,750
                                                              -----   ------
Weighted average shares outstanding for basic earnings per
  share calculation.........................................  9,148   10,448
                                                              =====   ======

     The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. Weighted average shares outstanding for calculation of diluted earnings per share totaled 9,169,000 and 10,448,000 for the three months ended March 31, 1998 and 1999, respectively.

3. DICKSON ACQUISITION

     On September 1, 1998, the Company acquired Dickson GMP International, Inc. and four affiliated companies ("Dickson") which specialize in the fabrication of production systems that incorporate sophisticated piping, electrical and instrumentation components used in the oil and gas, refinery, petrochemical and chemical industries. Under the terms of the Agreement, TransCoastal acquired all outstanding stock of Dickson for $10 million in cash and approximately 1.3 million shares of TransCoastal common stock. The Agreement provides the potential for Dickson to receive an additional $7.3 million in cash and approximately

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

400,000 common shares if it achieves certain financial targets by the third quarter of 1999. The Company is currently negotiating the early settlement of the Dickson earn-out. The terms under negotiation provide for a reduction in the cash payment to $4.7 million, the issuance of common and preferred stock and the issuance of an additional 0.4 million shares of common stock subject to the approval of the Company's stockholders. The Company financed the acquisition with credit available under its existing credit facilities. The Dickson acquisition has been accounted for as a purchase, therefore, the accompanying statements of operations reflect the results of operations of Dickson since the date of acquisition.

     Set forth below are the unaudited pro forma consolidated results of operations for the three months ended March 31, 1998, and are prepared as though Dickson had been acquired as of January 1, 1998. These pro forma results are not necessarily indicative of the actual results which would have occurred if the acquisition of Dickson had taken place at the beginning of the periods presented, nor are they necessarily indicative of future results (amounts in thousands, except per share data):

                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                            1998
                                                     ------------------
Revenues...........................................       $42,454
Net income.........................................       $   492
Basic and diluted earnings per share...............       $  0.05

4. SEGMENT INFORMATION

     The Company has two primary operating segments the Pipeline & Marine Group and the Fabrication & Offshore Group. The Pipeline & Marine Group's operations focus on the construction, burial and testing of pipelines on land, through the transition zone out to 800 feet of water. The Fabrication & Offshore Group's primary operations focus on the fabrication of shallow water barges, drilling rigs and oil and gas production platforms. The two segments are managed separately because each business requires different technology and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Annual Report on Form 10-K) except that certain corporate expenses such as amortization of goodwill as well as interest expense and interest income are not allocated between the segments. At December 31, 1998, the Company did not allocate income tax expenses or benefit to the individual segments in its measurement of a segment's profit or loss.

     The following table shows segment information for the reportable segments for the three months ended March 31, 1998 and 1999, respectively (in thousands):

                                                               1998      1999
                                                              -------   -------
Revenues to unaffiliated customers:
  Pipeline & Marine.........................................  $20,399   $14,293
  Fabrication & Offshore....................................   10,318    30,722
  Other.....................................................       61        22
                                                              -------   -------
                                                              $30,778   $45,037
                                                              =======   =======
Net (loss) income:
  Pipeline & Marine.........................................  $ 1,662   $   289
  Fabrication & Offshore....................................    1,653       447
  Other.....................................................   (3,039)     (848)
                                                              -------   -------
                                                              $   276   $  (112)
                                                              =======   =======

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

     The Company operated principally in three geographic segments during the first quarter of 1999: the United States, Venezuela and Mexico. The following table shows segment information for the geographic segments for the three months ended March 31, 1998 and 1999, respectively (in thousands):

                                                               1998      1999
                                                              -------   -------
Revenues to unaffiliated customers:
  United States.............................................  $28,558   $14,172
  Venezuela.................................................       --    20,998
  Mexico....................................................       --     7,356
  Other Foreign.............................................    2,220     2,511
                                                              -------   -------
                                                              $30,778   $45,037
                                                              =======   =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Report and the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     TransCoastal is a marine construction company with worldwide operations onshore, in the transition zone and offshore (up to 800 feet). The Company has two operating groups: the Pipeline and Marine Group and the Fabrication and Offshore Group. The Pipeline and Marine group performs pipeline installation and repair worldwide utilizing a fleet of company owned vessels. This group also provides construction support services, including hydrostatic testing and commissioning of pipelines. The Fabrication and Offshore Group fabricates, refurbishes and installs production platforms, offshore drilling rigs, barges and performs other related fabrication services. The Company currently conducts its operations from port facilities and fabrication yards strategically positioned along the U.S. Gulf Coast. In order to conduct its international activities, the Company currently has offices in West Africa, Venezuela, and Mexico.

     This discussion includes certain forward-looking statements, which are identified by the use of the words "believes," "expects," "anticipates" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect the Company's operating results and could cause the Company's actual results to differ materially from the results implied by these or any other forward-looking statements made by, or on behalf of the Company. There can be no assurance that future results will meet expectations.

RESULTS OF OPERATIONS

     The following table sets forth certain selected financial data of the Company and shows data as a percentage of the Company's revenues for the periods indicated (dollars in thousands):

                                                    THREE MONTHS ENDED MARCH 31,
                                                 -----------------------------------
                                                      1998                1999
                                                 ---------------     ---------------
Revenues.......................................  $30,778   100.0%    $45,037   100.0%
Cost of revenues...............................   24,111    78.3%     38,041    84.5%
Selling, general and administrative expenses...    3,118    10.1%      2,855     6.3%
Depreciation and amortization..................    2,256     7.3%      3,201     7.1%
                                                 -------   -----     -------   -----
Operating income...............................    1,293     4.2%        940     2.1%
Interest expense, net..........................     (839)   (2.7)%    (1,224)   (2.7)%
Other income, net..............................       47     0.2%         97     0.2%
                                                 -------   -----     -------   -----
Income (loss) before income taxes..............      501     1.6%       (187)   (0.4)%
Provision (benefit) for income taxes...........      225     0.7%        (75)   (0.2)%
                                                 -------   -----     -------   -----
          Net income (loss)....................  $   276     0.9%    $  (112)   (0.2)%
                                                 =======   =====     =======   =====

  Results for the three months ended March 31, 1998 compared to the three months ended March 31, 1999

     Revenues. Revenues increased $14.3 million, or 46.3%, from $30.8 million for the three months ended March 31, 1998 to $45.0 million for the three months ended March 31, 1999. The Fabrication and Offshore Group's revenues increased $20.4 million, or 198.1%, from $10.3 million for the three months ended March 31, 1998 to $30.7 million for the three months ended March 31, 1999. Dickson, which was acquired in September 1998, accounted for $23.7 million of the Fabrication and Offshore Group's revenues in the first quarter of 1999. The Pipeline and Marine Group's revenues decreased $6.1 million, or 30.0% from $20.4 million for the first quarter of 1998 to $14.3 million for the same period in 1999. The decline in revenues for the Pipeline and Marine Group is the result of delays in pipeline construction projects due the fall of oil and gas prices during 1998. With recent increases in oil and gas prices, the Company anticipates increased levels of pipeline activity in the second half of 1999.

     Cost of revenues. Cost of revenues increased $13.9 million, or 57.8%, from $24.1 million for the three months ended March 31, 1998 to $38.0 million for the same period in 1999. Overall cost of revenues increased as a percentage or revenues from 78.3% in the first quarter of 1998 to 84.5% in the first quarter of 1999. This decrease in gross profit percentage in the first three months of 1999 as compared to the first three months of 1998 was primarily due to two factors. First, in 1999 a higher percentage of the Company's revenues were generated by the Fabrication and Offshore Group whose gross profit is lower than the typical gross profit on revenues generated by the Pipeline and Marine Group. Secondly, the Pipeline and Marine Group's gross margin decreased as the competition intensified for fewer pipeline installation projects in the first three months of 1999.

     Selling, general and administrative expenses. Selling, general and administrative (S,G&A) expenses decreased $0.3 million, or 8.4%, for the three months ended March 31, 1999 as compared to the same period in 1998. As a percentage of revenues, S,G&A expenses were 6.3% during the first quarter of 1999, compared to 10.1% during the first quarter of 1998. The reduction in selling, general and administrative expenses in the first quarter of 1999 as compared to the first quarter of 1998 was accomplished primarily through headcount reduction in the administrative staff. This reduction in S,G&A expenses in both gross dollars and as a percentage of revenues is significant as it was accomplished while supporting a revenue increase of 46.3% and the addition of Dickson's S,G&A expenses.

     Depreciation and amortization. Depreciation and amortization expenses increased $0.9 million from $2.3 million in 1998 to $3.2 million in 1999. The increase was primarily due to two factors. First, in 1998 the Company had $36.1 million dollars in capital expenditures, the majority of which were not placed in service until after to March 31, 1998. Secondly, and to a lesser extent, the depreciation and amortization recorded in connection with the acquisition of Dickson during the third quarter of 1998 also contributed to the increase.

     Interest income (expense), net. Interest expense, net of interest income, totaled $1.2 million during the first quarter of 1999 as compared to $0.9 million of interest expense during the same period in 1998. This increase was primarily due to higher average debt levels resulting from increases in the corporate revolver to fund capital expenditures, the acquisition of Dickson and working capital requirements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital improved by $3.5 million during the first quarter of 1999, increasing to $19.0 million at March 31, 1999 from $15.5 million at December 31, 1998. Net cash used in operating activities during the three months ended March 31, 1999 was $2.7 million. Net cash used in investing activities during the three months ended March 31, 1999 was $2.9 million. Capital expenditures accounted for substantially all of the cash used in investing activities during the period and primarily related to the refurbishment of two vessels, the Atchafalaya Bay and the BH-400. Net cash consumed by operating and investing activities was funded through additional borrowings under the new revolving credit facility.

     In January 1999, the Company entered into a new credit facility with financial institutions, replacing the existing credit agreement with an aggregate credit facility of $70 million. The new credit facility is a $10 million increase in borrowing capacity over the credit facility in place at December 31, 1998. The New Credit Facility is divided into three credit agreements: (a) a three-year revolving credit agreement for up to $15.0 million;
(b) a seven-year term credit agreement for $35.0 million; and (c) a five-year subordinated debt agreement of $20.0 million. During the first quarter of 1999, net long-term debt borrowings were $3.7 million, resulting in an outstanding long-term debt balance of $44.8 million at March 31, 1999. Additional borrowing availability under the Company's long-term credit facility at the end of March 31, 1999 totaled $3.5 million.

     At March 31, 1999, the Company had commitments of approximately $1.0 million for the purchase or refurbishment of capital equipment. Under the terms of the Stock Purchase and Merger Agreement for the Dickson acquisition, the Company is contingently liable for a cash payment of $7.3 million and the issuance of 400,000 shares of its common stock in the fourth quarter of 1999 if Dickson were to achieve certain financial goals by August 31, 1999. The Company is currently negotiating the early settlement of the Dickson earn-out. The terms under negotiation provide for a reduction in the cash payment to $4.7 million, the issuance of common and preferred stock and the issuance of an additional 400,000 shares of common stock subject to the approval of the Company's stockholders. The Company plans to fund these capital expenditures and purchase commitments through cash flow from operations and additional borrowings under the credit facilities.

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

     Beyond the computer hardware and software systems, the Company has a variety of operating equipment that may be impacted by the Year 2000 issue. This equipment may have embedded microchips that use time and dates. The time and date functions may control the equipment, provide time and date stamps of records or data generated by the equipment, or may schedule events or actions. The Company has inventoried its critical equipment and believes it has taken all steps necessary to properly addressed Year 2000 issues.

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

     The Company is developing a written contingency plan to address the issues that could arise should the Company or any of its significant suppliers, customers, service providers or financial institutions not be prepared to accommodate Year 2000 issues timely. The Company believes that in an emergency situation it could revert to the use of manual systems that do not rely on computers. Through these manual systems, the Company could perform the minimum functions required to maintain the flow of goods and services and provide a minimum level of information reporting to maintain a level of control over the business cycle. Should the Company have to utilize manual systems, it is uncertain that it could maintain current levels of operations and this could have a material adverse impact on the business. The Company intends to maintain constant surveillance on Year 2000 issues and will adapt its plans as required.

                          PART II -- OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          27.            -- Financial Data Schedule

     (b) Reports on Form 8-K

     NONE

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TransCoastal Marine Services, Inc.

                                            By:   /s/ WARREN L. WILLIAMS
                                              ----------------------------------
                                                      Warren L. Williams
                                              Director of Finance and Treasurer

Dated: May 11, 1999

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          27.            -- Financial Data Schedule