Form 10-Q
period 1999-06-30
TRANSCOASTAL MARINE SERVICES INC
filed 1999-08-13
CIK 1043119

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock of the registrant, par value $.001 per share, outstanding at August 11, 1999 was 11,248,441.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I -- FINANCIAL INFORMATION

  Item 1 -- Financial Statements
     Consolidated Balance Sheets as of December 31, 1998 and
      June 30, 1999.........................................    3
     Consolidated Statements of Operations for the three
      months and six months ended June 30, 1998 and 1999....    4
     Consolidated Statements of Cash Flows for the six
      months ended June 30, 1998 and 1999...................    5
     Notes to Consolidated Financial Statements.............    6

  Item 2 -- Management's Discussion and Analysis of
            Financial Condition and Results of Operations...    9

  Item 3 -- Quantitative and Qualitative Disclosures about
            Market Risk.....................................   12

PART II -- OTHER INFORMATION

  Item 2 -- Changes in Securities and Use of Proceeds.......   13
  Item 4 -- Submission of Matters to a Vote of Security
            Holders.........................................   14
  Item 6 -- Exhibits and Reports on Form 8-K................   14

SIGNATURE...................................................   15

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,    JUNE 30,
                                                                  1998          1999
                                                              ------------   -----------
                                                                             (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  9,020      $  5,574
  Contracts and accounts receivable, net of allowance of
    $1,182 and $2,637, respectively.........................      31,470        41,696
  Costs and estimated earnings in excess of billings on
    uncompleted contracts...................................       6,629         3,777
  Other current assets......................................       7,941         6,434
                                                                --------      --------
         Total current assets...............................      55,060        57,481
PROPERTY AND EQUIPMENT, net.................................      96,135        95,937
GOODWILL, net of amortization of $2,195 and $3,251,
  respectively..............................................      80,430        87,407
OTHER NONCURRENT ASSETS.....................................       4,972         5,796
                                                                --------      --------
         Total assets.......................................    $236,597      $246,621
                                                                ========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current maturities of long-term debt....    $  6,018      $  5,455
  Accounts payable..........................................      16,949        20,254
  Accrued expenses..........................................       9,836        10,742
  Billings in excess of costs and estimated earnings on
    uncompleted contracts...................................       6,741         3,562
  Deferred income taxes payable.............................          --            41
                                                                --------      --------
         Total current liabilities..........................      39,544        40,054
LONG-TERM DEBT, net of current maturities...................      35,096        41,835
SUBORDINATED DEBT...........................................      20,000        20,000
DEFERRED INCOME TAXES.......................................      21,729        21,091

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, Series A 7% redeemable cumulative, $.001
  par value, 140 shares authorized, 140 shares issued and
  outstanding at June 30, 1999..............................          --           140
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 1,999,860 authorized,
    none issued and outstanding.............................          --            --
  Common stock, $.001 par value, 20,000,000 shares
    authorized, 10,198,441 and 11,248,441 shares issued and
    outstanding at December 31, 1998 and June 30, 1999,
    respectively............................................          10            11
  Restricted common stock, $.001 par value, 3,000,000 shares authorized, 250,000 and 0 shares issued and outstanding
    at December 31, 1998 and June 30, 1999, respectively....          --            --
  Additional paid-in capital................................     133,899       137,230
  Retained deficit..........................................     (13,699)      (13,740)
  Net unrealized gain on available-for-sale securities......          18            --
                                                                --------      --------
         Total stockholders' equity.........................     120,228       123,501
                                                                --------      --------
         Total liabilities and stockholders' equity.........    $236,597      $246,621
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

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)
                                  (UNAUDITED)

                                                              FOR THE              FOR THE
                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   ------------------
                                                          1998       1999      1998       1999
                                                        --------   --------   -------   --------
REVENUES..............................................  $48,391    $55,031    $79,169   $100,068
COSTS AND EXPENSES:
  Cost of revenues....................................   36,904     47,826     61,285     86,288
  Selling, general and administrative expenses........    2,710      2,488      5,558      4,922
  Depreciation and amortization.......................    2,426      3,549      4,682      6,750
                                                        -------    -------    -------   --------
OPERATING INCOME......................................    6,351      1,168      7,644      2,108
OTHER INCOME (EXPENSE), net:
  Interest income (expense), net......................     (824)    (1,303)    (1,663)    (2,527)
  Other income (expense), net.........................      (48)       255         (1)       352
                                                        -------    -------    -------   --------
INCOME (LOSS) BEFORE INCOME TAXES.....................    5,479        120      5,980        (67)
PROVISION (BENEFIT) FOR INCOME TAXES..................    2,765         48      2,990        (27)
                                                        -------    -------    -------   --------
NET INCOME (LOSS).....................................  $ 2,714    $    72    $ 2,990   $    (40)
                                                        =======    =======    =======   ========
PREFERRED STOCK DIVIDENDS.............................       --         (1)        --         (1)
                                                        -------    -------    -------   --------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS....  $ 2,714    $    71    $ 2,990   $    (41)
                                                        =======    =======    =======   ========
COMPREHENSIVE INCOME (LOSS), net of taxes:
NET INCOME (LOSS).....................................  $ 2,714    $    72    $ 2,990   $    (40)
  Reclassification adjustment for gains included in
     net income (loss), net of tax of $8 at June 30,
     1999.............................................       --         --         --        (18)
                                                        -------    -------    -------   --------
COMPREHENSIVE INCOME (LOSS)...........................  $ 2,714    $    72    $ 2,990   $    (58)
                                                        =======    =======    =======   ========
EARNINGS PER SHARE:
  Basic...............................................  $  0.30    $  0.01    $  0.33   $   0.00
                                                        =======    =======    =======   ========
  Diluted.............................................  $  0.30    $  0.01    $  0.33   $   0.00
                                                        =======    =======    =======   ========
NUMBER OF SHARES USED IN PER SHARE COMPUTATIONS:
  Basic...............................................    9,148     10,791      9,148     10,621
                                                        =======    =======    =======   ========
  Diluted.............................................    9,157     11,152      9,162     10,621
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

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    FOR THE
                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  2,990   $    (40)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities --
    Depreciation and amortization...........................     4,682      6,750
    Provision for doubtful accounts.........................        --      1,980
    Gain on sale of investments.............................        --        (29)
    Deferred income taxes...................................      (547)      (597)
    Other...................................................       782        102
    Changes in operating assets and liabilities --
       (Increase) decrease in --
         Contracts and accounts receivable..................   (11,400)   (12,206)
         Cost and estimated earnings in excess of billings
          on uncompleted contracts..........................    (2,102)     2,852
         Other current assets...............................       639      1,507
         Other noncurrent assets............................      (473)      (824)
       Increase (decrease) in --
         Accounts payable and accrued expenses..............       978      4,211
         Billings in excess of costs and estimated earnings
          on uncompleted contracts..........................     1,030     (3,179)
                                                              --------   --------
           Net cash provided by (used in) operating
             activities.....................................    (3,421)       527
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of capital assets......................       417         47
  Capital expenditures......................................   (23,580)    (5,496)
  Cash paid for acquisitions and related cost...............        --     (4,700)
                                                              --------   --------
           Net cash used in investing activities............   (23,163)   (10,149)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on Credit Agreement........................    27,600      8,590
  Principal payments on notes payable.......................        --     (1,466)
  Principal payments on long-term debt......................    (2,594)      (948)
                                                              --------   --------
           Net cash provided by financing activities........    25,006      6,176
                                                              --------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................    (1,578)    (3,446)
CASH AND CASH EQUIVALENTS, beginning of period..............     2,416      9,020
                                                              --------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $    838   $  5,574
                                                              ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for --
    Interest................................................  $    784   $    904
                                                              ========   ========
    Income taxes............................................  $    458   $     23
                                                              ========   ========
  Non-cash investing and financing activities:
    Common stock issued for acquisition.....................  $     --   $  3,332
                                                              ========   ========
    Preferred stock issued for acquisition..................  $     --   $    140
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BUSINESS

     The consolidated financial statements herein have been prepared by TransCoastal Marine Services, Inc. ("TransCoastal" or "the Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission that permit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles to be condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading. The consolidated financial statements reflect all elimination entries and normal recurring adjustments that are necessary for a fair presentation of the results for the three month and six month periods ended June 30, 1998 and 1999.

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

  Reclassifications

     Certain amounts reported in 1998 have been reclassified to conform with the 1999 presentation.

3. EARNINGS PER SHARE

     The weighted average number of common shares outstanding used to compute basic income (loss) per share for the three and six month periods ended June 30, 1998 was 9,148,000 shares. The weighted average number of common shares outstanding used to compute basic income (loss) per share for the three and six month periods ended June 30, 1999 were 10,791,000 and 10,621,000 shares, respectively. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. Weighted average shares outstanding for calculation of diluted earnings per share totaled 9,157,000 and 11,152,000 for the three months ended June 30, 1998 and 1999, respectively and 9,162,000 and 10,621,000 for the six months ended June 30, 1998 and 1999, respectively. Common stock equivalents are excluded from fully diluted calculations in those periods in which a net loss is reported as they would be anti-dilutive.

4. DICKSON ACQUISITION

     On September 1, 1998, the Company acquired Dickson GMP International, Inc. and four affiliated companies ("Dickson") which specialize in the fabrication of production systems that incorporate sophisticated piping, electrical and instrumentation components used in the oil and gas, refinery, petrochemical and chemical industries. Under the terms of the acquisition agreement, TransCoastal acquired all outstanding stock of Dickson for $10 million in cash and 1.3 million shares of TransCoastal common stock. The acquisition agreement provided Dickson with the potential to receive an additional $7.3 million in cash and approximately 0.4 million common shares if it achieved certain financial targets by the third quarter of 1999. On May 18, 1999, the Company finalized the early settlement of the Dickson earn-out. The earn-out was settled in advance due to management's belief that the financial targets would be achieved by the third quarter of 1999, if not before, and the Company's desire to reduce the overall cash commitment required. The terms of the

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES early settlement included a reduction in the cash payment to $4.7 million and the issuance of 800,000 shares of common stock and 140 shares of Series A preferred stock with a redemption price equal to $1,000 per share. The Company financed the cash portion of the acquisition with credit available under its existing credit facilities. The Dickson acquisition has been accounted for as a purchase, therefore, the accompanying statements of operations reflect the results of operations of Dickson since the date of acquisition.

     Set forth below are the unaudited pro forma consolidated results of operations for the three month and six month periods ended June 30, 1998, and are prepared as though Dickson had been acquired as of January 1, 1998. These pro forma results are not necessarily indicative of the actual results which would have occurred if the acquisition of Dickson had taken place at the beginning of the periods presented, nor are they necessarily indicative of future results (amounts in thousands, except per share data):

                                                     THREE MONTHS ENDED   SIX MONTHS ENDED
                                                       JUNE 30, 1998       JUNE 30, 1998
                                                     ------------------   ----------------
Revenues...........................................       $59,699             $102,153
Net income available to common stockholders........       $ 2,781             $  3,137
Basic and diluted earnings per share...............       $  0.25             $   0.28

5. SEGMENT INFORMATION

     The Company has two primary operating segments, the Pipeline & Marine Group and the Fabrication & Offshore Group. The Pipeline & Marine Group's operations focus on the construction, burial and testing of pipelines on land, through the transition zone out to 800 feet of water. The Fabrication & Offshore Group's primary operations focus on the fabrication of shallow water barges, drilling rigs and oil and gas production platforms. The two segments are managed separately because each business requires different technology and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Annual Report on Form 10-K) except that certain corporate expenses such as amortization of goodwill as well as interest expense and interest income are not allocated between the segments.

     The following table shows segment information for the reportable segments for the three month and six month periods ended June 30, 1998 and 1999, respectively (in thousands):

                                   THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                   ---------------------------       -------------------------
                                     1998              1999            1998            1999
                                   ---------         ---------       ---------      ----------
Revenues to unaffiliated
  customers:
  Pipeline & Marine..............   $38,219           $16,928         $58,618        $ 31,221
  Fabrication & Offshore.........    10,172            38,103          20,490          68,825
  Other..........................        --                --              61              22
                                    -------           -------         -------        --------
                                    $48,391           $55,031         $79,169        $100,068
                                    =======           =======         =======        ========
Net income (loss):
  Pipeline & Marine..............   $ 2,888           $  (138)        $ 3,635        $   (164)
  Fabrication & Offshore.........       429             1,164           1,105           1,611
  Other..........................      (603)             (954)         (1,750)         (1,487)
                                    -------           -------         -------        --------
                                    $ 2,714           $    72         $ 2,990        $    (40)
                                    =======           =======         =======        ========

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

     The Company operated principally in four geographic segments during the first six months of 1999: the United States, Venezuela, Mexico, and Nigeria. The following table shows segment information for the geographic segments for the three month and six month periods ended June 30, 1998 and 1999, respectively (in thousands):

                                   THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                   ---------------------------       -------------------------
                                     1998              1999            1998            1999
                                   ---------         ---------       ---------      ----------
Revenues to unaffiliated
  customers:
  United States..................   $45,453           $26,784         $74,011        $ 40,956
  Venezuela......................        --            17,583              --          38,581
  Mexico.........................        --             6,610              --          13,966
  Nigeria........................        --             4,054              --           6,565
  Other Foreign..................     2,938                --           5,158              --
                                    -------           -------         -------        --------
                                    $48,391           $55,031         $79,169        $100,068
                                    =======           =======         =======        ========

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

     The Company currently conducts its operations from port facilities and fabrication yards strategically positioned along the U.S. Gulf Coast. In order to conduct its international activities, the Company currently has offices in West Africa, Venezuela, and Mexico. The Company's principal executive offices are located at 4900 Woodway, Suite 500, Houston, Texas 77056, and its telephone is (713)626-8899.

     This discussion includes certain forward-looking statements, which are identified by the use of the words "believes," "expects," "anticipates" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect the Company's operating results and could cause the Company's actual results to differ materially from the results implied by these or any other forward-looking statements made by, or on behalf of the Company. These factors, risks and uncertainties are set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. There can be no assurance that future results will meet expectations.

     The following table sets forth certain selected financial data of the Company and that data as a percentage of the Company's revenues for the periods indicated (dollars in thousands):

                                                               THREE MONTHS ENDED JUNE 30,
                                                            ----------------------------------
                                                                 1998               1999
                                                            ---------------   ----------------
Revenues..................................................  $48,391   100.0%  $ 55,031   100.0%
Cost of revenues..........................................   36,904    76.3%    47,826    86.9%
Selling, general and administrative expenses..............    2,710     5.6%     2,488     4.5%
Depreciation and amortization.............................    2,426     5.0%     3,549     6.4%
                                                            -------   -----   --------   -----
Operating income..........................................    6,351    13.1%     1,168     2.1%
Interest income (expense), net............................     (824)   -1.7%    (1,303)   -2.4%
Other income (expense), net...............................      (48)   -0.1%       255     0.5%
                                                            -------   -----   --------   -----
Income before income taxes................................    5,479    11.3%       120     0.2%
Provision for income taxes................................    2,765     5.7%        48     0.1%
                                                            -------   -----   --------   -----
Net income................................................  $ 2,714     5.6%  $     72     0.1%
                                                            =======   =====   ========   =====

                                                                SIX MONTHS ENDED JUNE 30,
                                                            ----------------------------------
                                                                 1998               1999
                                                            ---------------   ----------------
Revenues..................................................  $79,169   100.0%  $100,068   100.0%
Cost of revenues..........................................   61,285    77.4%    86,288    86.2%
Selling, general and administrative expenses..............    5,558     7.0%     4,922     4.9%
Depreciation and amortization.............................    4,682     5.9%     6,750     6.7%
                                                            -------   -----   --------   -----
Operating income..........................................    7,644     9.7%     2,108     2.1%
Interest income (expense), net............................   (1,663)   -2.1%    (2,527)   -2.5%
Other income (expense), net...............................       (1)    0.0%       352     0.4%
                                                            -------   -----   --------   -----
Income (loss) before income taxes.........................    5,980     7.6%       (67)   -0.1%
Provision (benefit) for income taxes......................    2,990     3.8%       (27)    0.0%
                                                            -------   -----   --------   -----
Net income (loss).........................................  $ 2,990     3.8%  $    (40)    0.0%
                                                            =======   =====   ========   =====

 Results for the three months ended June 30, 1998 compared to the three months ended June 30, 1999

     Revenues. Revenues increased $6.6 million, or 13.7%, from $48.4 million for the three months ended June 30, 1998 to $55.0 million for the three months ended June 30, 1999. The Fabrication and Offshore Group's revenues increased $27.9 million, or 274.6%, from $10.1 million for the three months ended June 30, 1998 to $38.1 million for the three months ended June 30, 1999. Dickson, which was acquired in September 1998, accounted for $30.0 million of the Fabrication and Offshore Group's revenues in the second quarter of 1999. The Pipeline and Marine Group's revenues decreased $21.3 million, or 55.7% from $38.2 million for the second quarter of 1998 to $16.9 million for the same period in 1999. The decline in revenues for the Pipeline and Marine Group was the result of delays in pipeline construction projects due to the fall of oil and gas prices during 1998. With recent increases in oil and gas prices, the Company anticipates increased levels of pipeline activity in the first half of 2000.

     Cost of revenues. Cost of revenues increased $10.9 million, or 29.6%, from $36.9 million for the three months ended June 30, 1998 to $47.8 million for the same period in 1999. Overall cost of revenues increased as a percentage of revenues from 76.3% in the second quarter of 1998 to 86.9% in the second quarter of 1999. This decrease in gross profit percentage in the second quarter of 1999 as compared to the second quarter of 1998 was primarily due to two factors. First, in 1999 a higher percentage of the Company's revenues were generated by the Fabrication and Offshore Group whose gross profit is lower than the typical gross profit on revenues generated by the Pipeline and Marine Group. Secondly, the Pipeline and Marine Group's gross margin decreased as the competition intensified for fewer pipeline installation projects in the first half of 1999.

     Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses decreased $0.2 million, or 8.2%, for the three months ended June 30, 1999 as compared to the same period in 1998. As a percentage of revenues, SG&A expenses were 4.5% during the second quarter of 1999, compared to 5.6% during the second quarter of 1998. The reduction in selling, general and administrative expenses in the second quarter of 1999 as compared to the second quarter of 1998 was accomplished primarily through reductions in the headcount of the administrative staff and in the use of third party services. This reduction in SG&A expenses in both gross dollars and as a percentage of revenues is significant as it was accomplished while supporting a revenue increase of 13.7% and the addition of Dickson's SG&A expenses.

     Depreciation and amortization. Depreciation and amortization expenses increased $1.1 million from $2.4 million in 1998 to $3.5 million in 1999. The increase was primarily due to two factors. First, in 1998 the Company had $36.1 million dollars in capital expenditures, the majority of which were not placed in service until after to June 30, 1998. Secondly, and to a lesser extent, the depreciation and amortization recorded in connection with the acquisition of Dickson during the third quarter of 1998 also contributed to the increase.

     Interest income (expense), net. Interest expense, net of interest income, totaled $1.3 million during the second quarter of 1999 as compared to $0.8 million of interest expense during the same period in 1998. This increase was primarily due to higher average debt levels resulting from increases in the corporate revolver to fund capital expenditures, the acquisition of Dickson and working capital requirements.

 Results for the six months ended June 30, 1998 compared to the six months ended June 30, 1999

     Revenues. Revenues increased $20.9 million, or 26.4%, from $79.2 million for the six months ended June 30, 1998 to $100.0 million for the six months ended June 30, 1999. The Fabrication and Offshore Group's revenues increased $48.3 million, or 235.6%, from $20.5 million for the six months ended June 30, 1998 to $68.8 million for the six months ended June 30, 1999. Dickson, which was acquired in September 1998, accounted for $53.6 million of the Fabrication and Offshore Group's revenues in the first half of 1999. The Pipeline and Marine Group's revenues decreased $27.4 million, or 46.7% from $58.6 million for the first half of 1998 to $31.2 million for the same period in 1999. The decline in revenues for the Pipeline and Marine Group was the result of delays in pipeline construction projects due to the fall of oil and gas prices during 1998. With recent increases in oil and gas prices, the Company anticipates increased levels of pipeline activity in the first half of 2000.

     Cost of revenues. Cost of revenues increased $25.0 million, or 40.8%, from $61.3 million for the six months ended June 30, 1998 to $86.3 million for the same period in 1999. Overall cost of revenues increased as a percentage or revenues from 77.4% in the first half of 1998 to 86.2% in the first half of 1999. The resulting decrease in gross profit percentage in the first half of 1999 as compared to the first half of 1998 was primarily due to two factors. First, in 1999 a higher percentage of the Company's revenues were generated by the Fabrication and Offshore Group whose gross profit is lower than the typical gross profit on revenues generated by the Pipeline and Marine Group. Secondly, the Pipeline and Marine Group's gross margin decreased as the competition intensified for fewer pipeline installation projects in the first six months of 1999.

     Selling, general and administrative expenses. SG&A expenses decreased $0.6 million, or 11.4%, for the six months ended June 30, 1999 as compared to the same period in 1998. As a percentage of revenues, SG&A expenses were 4.9% during the first half of 1999, compared to 7.0% during the first half of 1998. The reduction in SG&A was accomplished primarily through reductions in the headcount of the administrative staff and in the use of third party services. This reduction in SG&A expenses in both gross dollars and as a percentage of revenues is notable as it was accomplished while supporting a revenue increase of 26.4% and the addition of Dickson's SG&A expenses.

     Depreciation and amortization. Depreciation and amortization expenses increased $2.1 million from $4.7 million in 1998 to $6.8 million in 1999. The increase was primarily due to two factors. First, in 1998 the Company had $36.1 million dollars in capital expenditures, the majority of which were not placed in service until after to June 30, 1998. Secondly, and to a lesser extent, the depreciation and amortization recorded in connection with the acquisition of Dickson during the third quarter of 1998 also contributed to the increase.

     Interest income (expense), net. Interest expense, net of interest income, totaled $2.5 million during the first half of 1999 as compared to $1.7 million of interest expense during the same period in 1998. This increase was primarily due to higher average debt levels resulting from increases in the corporate revolver to fund capital expenditures, the acquisition of Dickson and working capital requirements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital improved by $1.9 million during the first half of 1999, increasing to $17.4 million at June 30, 1999 from $15.5 million at December 31, 1998. Net cash provided by operating activities during the six months ended June 30, 1999 was $0.5 million. Accounts receivable increased $10.2 million in the first six months of 1999 primarily due to two foreign receivables of $15.5 million and $7.1 million. Based upon information available at this time management expects to receive payment on these accounts within the normal operating cycle.

     Net cash used in investing activities during the six months ended June 30, 1999 was $10.1 million. Capital expenditures accounted for $5.5 million of the cash used in investing activities during the period and primarily related to the refurbishment of two vessels (the Atchafalaya Bay and the BH-400) which were completed in the second quarter of 1999. The $4.7 million cash payment in connection with the early settlement of the Dickson acquisition earn-out accounted for the balance of the cash used in investing activities. Net cash consumed by operating and investing activities was funded through additional borrowings under the revolving credit facility. During the first half of 1999, net long-term debt borrowings were $6.2 million, resulting in an outstanding long-term debt balance of $45.8 million at June 30, 1999. Additional borrowing availability under the Company's long-term credit facility at the end of June 30, 1999 totaled $5.6 million.

     The Company intends to continue to pursue attractive asset and corporate acquisition opportunities; however, the timing, size or success of any acquisitions and the resulting additional capital commitments are unknown at this time. The Company expects to fund future acquisitions primarily through a combination of issuance of additional equity, working capital, cash flow from operations and borrowings, including the unused portion of the credit facility.

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

     The Company is developing a written contingency plan to address the issues that could arise should the Company or any of its significant suppliers, customers, service providers or financial institutions not be prepared to accommodate Year 2000 issues timely. The Company believes that in an emergency situation it could revert to the use of manual systems that do not rely on computers. Through these manual systems, the Company could perform the minimum functions required to maintain the flow of goods and services and provide a minimum level of information reporting to maintain a level of control over the business cycle. Should the Company have to utilize manual systems, it is uncertain that it could maintain current levels of operations which could have a material adverse impact on the business. The Company intends to maintain constant surveillance on Year 2000 issues and will adapt its plans as required.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

  Interest Rate Exposure

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt. At June 30, 1999, $63.1 million of the Company's indebtedness was subject to variable interest rates with a weighted average effective interest rate of 9.45% for the six months then ended. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before taxes by $0.3 million for the six month period. At June 30, 1999, the fair value of the Company's fixed rate debt is approximately $4.2 million based upon discounted future cash flows using current market prices.

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

                          PART II -- OTHER INFORMATION

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 19, 1999, the Company issued 400,000 shares of common stock; 1,680 shares of Series B 5% cumulative convertible preferred stock; and 140 shares of Series A 7% redeemable cumulative preferred stock to the former stockholders of Dickson. The above shares were issued in partial consideration of the earn-out portion of the acquisition price of all the outstanding stock of Dickson. No underwriting commissions or discounts were paid with respect to the issuance of the unregistered securities described above.

     The above securities were issued in reliance on Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. With regard to the reliance by the Company upon such exemption for registration, certain inquiries were made by the Company to establish that such issuance qualified for such exemption from the registration requirements. In particular, the Company confirmed that (i) the certificates for the shares issued bear the restrictive legends and (ii) the shares were issued to a limited number of persons.

     The 1,680 shares of Series B 5% cumulative convertible preferred stock were automatically convertible into 400,000 shares of the Company's common stock immediately upon the approval by the stockholders of the Company. The approval of the issuance of the common stock (as part of the acquisition of Dickson) by the stockholders was required in accordance with the rules and regulations of Nasdaq National Market. The stockholders voted to approve the issuance of the 400,000 shares of common stock at the Annual Meeting of the Stockholders on May 26, 1999.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 26, 1999 the Company held the 1999 Annual Meeting of Stockholders in Houston, Texas. At the meeting, the following three matters were put to a vote of the stockholders:

          1. The election of six directors of the Company to serve until the next Annual Meeting or until his respective successor has been duly elected and qualified;

          2. The approval of the issuance of 400,000 shares of common stock of the Company to the former shareholders of Dickson GMP International, Inc. as a component of the settlement of the earn-out agreement entered into in connection with the acquisition of Dickson; and

          3. The ratification of the Board of Directors' appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 1999.

     The following table sets forth the directors elected and the tabulation with respect to the voting on each:

                                                                   VOTES
                                                 ------------------------------------------
DIRECTOR                                            FOR      AGAINST/WITHHELD   ABSTENTIONS
--------                                         ---------   ----------------   -----------
Nathan M. Avery................................  7,827,090        21,654             0
Patrick B. Collins.............................  7,827,090        21,654             0
Beldon D. Fox, Jr. ............................  7,827,090        21,654             0
Fred E. Gallander, Jr. ........................  7,827,090        21,654             0
D. Glenn Richardson............................  7,827,090        21,654             0
Jean Savoy.....................................  7,827,090        21,654             0

     The voting stockholders approved the issuance of the 400,000 shares of common stock described above by the vote of 4,852,417 for; 63,478 against or withheld, and 11,248 abstentions.

     The voting stockholders also ratified the appointment of Arthur Andersen LLP as independent auditors by the vote of 7,830,030 for; 5,734 against or withheld, and 10,980 abstentions.

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

                                            TRANSCOASTAL MARINE SERVICES, INC.

                                            By:   /s/ WARREN L. WILLIAMS
                                              ----------------------------------
                                                      Warren L. Williams
                                              Director of Finance and Treasurer

Dated: August 13, 1999

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          27.            -- Financial Data Schedule