Form 10-Q
period 1999-09-30
TRANSCOASTAL MARINE SERVICES INC
filed 1999-11-15
CIK 1043119

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock of the registrant, par value $.001 per share, outstanding at November 11, 1999 was 11,248,441.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


PART I -- FINANCIAL INFORMATION
  Item 1 -- Financial Statements
     Consolidated Balance Sheets as of December 31, 1998 and
      September 30, 1999....................................     3
     Consolidated Statements of Operations for the three
      months and nine months ended September 30, 1998 and
      1999..................................................     4
     Consolidated Statements of Cash Flows for the nine
      months ended September 30, 1998 and 1999..............     5
     Notes to Consolidated Financial Statements.............     6
  Item 2 -- Management's Discussion and Analysis of
            Financial Condition and Results of Operations...     9
  Item 3 -- Quantitative and Qualitative Disclosures about
     Market Risk............................................    13
PART II -- OTHER INFORMATION
  Item 6 -- Exhibits and Reports on Form 8-K................    13
SIGNATURE...................................................    14

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                DECEMBER 31,     SEPTEMBER 30,
                                                                    1998             1999
                                                                ------------     -------------
                                                                                  (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................      $  9,020         $  1,711
  Contracts and accounts receivable, net of allowance of
     $1,182 and $4,895, respectively........................        31,470           34,195
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................         6,629            2,544
  Other current assets......................................         7,941            4,833
                                                                  --------         --------
          Total current assets..............................        55,060           43,283
PROPERTY AND EQUIPMENT, net.................................        96,135           94,129
GOODWILL, net of amortization of $2,195 and $3,818,
  respectively..............................................        80,430           86,840
OTHER NONCURRENT ASSETS.....................................         4,972            5,815
                                                                  --------         --------
          Total assets......................................      $236,597         $230,067
                                                                  ========         ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current maturities of long-term debt....      $  6,018         $  4,594
  Accounts payable..........................................        16,949           14,586
  Accrued expenses..........................................         9,836            6,889
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................         6,741            2,146
                                                                  --------         --------
          Total current liabilities.........................        39,544           28,215
LONG-TERM DEBT, net of current maturities...................        35,096           42,850
SUBORDINATED DEBT...........................................        20,000           20,000
DEFERRED INCOME TAXES.......................................        21,729           20,849

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, Series A 7% redeemable cumulative, $.001
  par value, 140 shares authorized, 140 shares issued and
  outstanding at September 30, 1999.........................            --              140
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 1,999,860 authorized,
     none issued and outstanding............................            --               --
  Common stock, $.001 par value, 20,000,000 shares
     authorized, 10,198,441 and 11,248,441 shares issued and
     outstanding at December 31, 1998 and September 30,
     1999, respectively.....................................            10               11
  Restricted common stock, $.001 par value, 3,000,000 shares authorized, 250,000 and 0 shares issued and outstanding
     at December 31, 1998 and September 30, 1999,
     respectively...........................................            --               --
  Additional paid-in capital................................       133,899          137,230
  Retained deficit..........................................       (13,699)         (19,228)
  Net unrealized gain on available-for-sale securities......            18               --
                                                                  --------         --------
          Total stockholders' equity........................       120,228          118,153
                                                                  --------         --------
          Total liabilities and stockholders' equity........      $236,597         $230,067
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

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)
                                  (UNAUDITED)

                                                             FOR THE               FOR THE
                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         1998       1999       1998       1999
                                                       --------   --------   --------   --------
REVENUES.............................................  $44,912    $25,735    $124,081   $125,803
COSTS AND EXPENSES:
  Cost of revenues...................................   37,207     25,642      98,493    111,930
  Selling, general and administrative expenses.......    3,636      2,491       9,193      7,413
  Special charges....................................       --      1,655          --      1,655
  Depreciation and amortization......................    2,403      3,587       7,086     10,337
                                                       -------    -------    --------   --------
OPERATING INCOME.....................................    1,666     (7,640)      9,309     (5,532)
OTHER INCOME (EXPENSE), net:
  Interest income (expense), net.....................   (1,194)    (1,567)     (2,856)    (4,094)
  Other income (expense), net........................      (75)        60         (76)       412
                                                       -------    -------    --------   --------
INCOME (LOSS) BEFORE INCOME TAXES....................      397     (9,147)      6,377     (9,214)
PROVISION (BENEFIT) FOR INCOME TAXES.................     (567)    (3,659)      2,423     (3,686)
                                                       -------    -------    --------   --------
NET INCOME (LOSS)....................................  $   964    $(5,488)   $  3,954   $ (5,528)
                                                       =======    =======    ========   ========
PREFERRED STOCK DIVIDENDS............................       --         (2)         --         (3)
                                                       -------    -------    --------   --------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS...  $   964    $(5,490)   $  3,954   $ (5,531)
                                                       =======    =======    ========   ========
COMPREHENSIVE INCOME (LOSS), net of taxes:
NET INCOME (LOSS)....................................  $   964    $(5,488)   $  3,954   $ (5,528)
  Reclassification adjustment for gains included in
     net income (loss), net of tax of $8 at September
     30, 1999........................................       --         --          --        (18)
                                                       -------    -------    --------   --------
COMPREHENSIVE INCOME (LOSS)..........................  $   964    $(5,488)   $  3,954   $ (5,546)
                                                       =======    =======    ========   ========
EARNINGS PER SHARE:
  Basic..............................................  $  0.10    $ (0.49)   $   0.43   $  (0.51)
                                                       =======    =======    ========   ========
  Diluted............................................  $  0.10    $ (0.49)   $   0.43   $  (0.51)
                                                       =======    =======    ========   ========
NUMBER OF SHARES USED IN PER SHARE COMPUTATIONS:
  Basic..............................................    9,572     11,248       9,291     10,832
                                                       =======    =======    ========   ========
  Diluted............................................    9,572     11,248       9,291     10,832
                                                       =======    =======    ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    FOR THE
                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  3,954   $ (5,528)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities --
  Depreciation and amortization.............................     7,086     10,337
  Provision for doubtful accounts...........................        --      3,713
  Gain on sale of investments...............................        --        (29)
  Deferred income taxes.....................................      (867)      (880)
  Other.....................................................     1,180        145
  Changes in operating assets and liabilities --
    (Increase) decrease in --
      Contracts and accounts receivable.....................   (11,689)    (6,438)
      Cost and estimated earnings in excess of billings on
       uncompleted contracts................................        59      4,085
      Other current assets..................................     1,511      3,108
      Other noncurrent assets...............................      (949)      (843)
    Increase (decrease) in --
      Accounts payable and accrued expenses.................     1,312     (5,310)
      Billings in excess of costs and estimated earnings on
       uncompleted contracts................................         3     (4,595)
                                                              --------   --------
         Net cash provided by (used in) operating
          activities........................................     1,600     (2,235)
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of capital assets......................     1,012         47
  Capital expenditures......................................   (33,461)    (6,751)
  Distribution to stockholders..............................    (3,185)        --
  Cash paid for acquisitions and related cost, net of cash
    acquired................................................    (5,840)    (4,700)
                                                              --------   --------
         Net cash used in investing activities..............   (41,474)   (11,404)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on Credit Agreement........................    43,646     11,500
  Principal payments on notes payable.......................        --     (2,022)
  Principal payments on long-term debt......................    (2,958)    (3,148)
                                                              --------   --------
         Net cash provided by financing activities..........    40,688      6,330
                                                              --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       814     (7,309)
CASH AND CASH EQUIVALENTS, beginning of period..............     2,416      9,020
                                                              --------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $  3,230   $  1,711
                                                              ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for --
    Interest................................................  $  1,809   $  2,464
                                                              ========   ========
    Income taxes............................................  $    458   $     23
                                                              ========   ========
  Non-cash investing and financing activities:
    Common stock issued for acquisition.....................  $  5,525   $  3,332
                                                              ========   ========
    Preferred stock issued for acquisition..................  $     --   $    140
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BUSINESS

     The consolidated financial statements herein have been prepared by TransCoastal Marine Services, Inc. ("TransCoastal" or "the Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission that permit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles to be condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading. The consolidated financial statements reflect all elimination entries and normal recurring adjustments that are necessary for a fair presentation of the results for the three month and nine month periods ended September 30, 1998 and 1999.

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

3. EARNINGS PER SHARE

     The weighted average number of common shares outstanding used to compute basic and diluted income per share for the three and nine month periods ended September 30, 1998 were 9,572,000 and 9,291,000 shares, respectively. The weighted average number of common shares outstanding used to compute basic and diluted (loss) per share for the three and nine month periods ended September 30, 1999 were 11,248,000 and 10,832,000 shares, respectively. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. Common stock equivalents are excluded from fully diluted calculations in those periods in which a net loss is reported as they would be anti-dilutive.

4. SUMMARY OF FINANCING AGREEMENTS

     In November 1999, the Company amended the Bank One Revolving Credit Facility to reduce the maximum borrowing capacity to $10.0 million from $15.0 million, and amended the Heller Term Facility to provide for an additional $5.0 million advance. The incremental $5.0 million advance will increase the principal balance of the Heller Term Facility to $37.4 million upon funding. The incremental $5.0 million advance will amortize over 48 months, bear interest at LIBOR plus 250 basis points, and will be secured by the same collateral as the initial Heller Term Facility. Additionally, the Heller Term Facility has been amended to provide for monthly principal and interest payments from quarterly payments previously required. The proceeds of the advance will be used to reduce borrowings on the Bank One Revolving Credit Facility which were $11.5 million at September 30, 1999.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

     At September 30, 1999, the Company had covenant violations or events of default under substantially all of its long-term and subordinated debt obligations. Subsequently, the Company has cured the defaults and obtained waivers from the appropriate lenders for the covenant violations as of September 30, 1999. Additionally, the Company has amended the financial covenants included in the Bank One Revolving Credit Facility, the Heller Term Facility and its subordinated debt. The revised covenants are more favorable for the Company and take into consideration the current market environment in which the Company operates. The new covenants require a $7.5 million equity investment into the Company by January 31, 2000 and either a $7.5 million equity infusion or increased earnings of a similar amount in the first quarter of the year 2000. TransCoastal's management is currently in discussions with several investor groups regarding an equity investment in the company. Total fees and expenses associated with the amendment of the three credit agreements were $0.3 million and also included the issuance of a warrant for 175,000 shares with an exercise price equal to fair market value at date of grant. Management believes the Company will be in compliance with the revised covenants including those related to additional equity and increased earnings. Accordingly, the debt has been classified in accordance with its stated repayment terms.

5. SPECIAL CHARGES

     In September of 1999, the Company completed a review of its Fabrication & Offshore Group's operations and foreign and domestic facilities. As a result of this review, the Company recorded a special charge in the amount of $1.7 million. The components of the charge consists of: (a) $1.2 million severance costs related to former employees terminated as a result of the Company's headcount reduction initiative and (b) $0.5 million in costs associated with the closing of foreign facilities and reduction in operations in Nigeria and South America. This charge increased the net loss by $1.0 million, net of tax, or $0.09 per share for the three and nine month periods ended September 30, 1999.

6. DICKSON ACQUISITION

     On September 1, 1998, the Company acquired Dickson GMP International, Inc. and four affiliated companies ("Dickson") which specialize in the fabrication of production systems that incorporate sophisticated piping, electrical and instrumentation components used in the oil and gas, refinery, petrochemical and chemical industries. Under the terms of the acquisition agreement, TransCoastal acquired all outstanding stock of Dickson for $10 million in cash and 1.3 million shares of TransCoastal common stock. The acquisition agreement provided Dickson with the potential to receive an additional $7.3 million in cash and approximately 0.4 million common shares if it achieved certain financial targets by the third quarter of 1999. On May 18, 1999, the Company finalized the early settlement of the Dickson earn-out. The terms of the early settlement included a reduction in the cash payment to $4.7 million and the issuance of 800,000 shares of common stock and 140 shares of Series A preferred stock with a redemption price equal to $1,000 per share. The Company financed the cash portion of the acquisition with credit available under its existing credit facilities. The Dickson acquisition has been accounted for as a purchase, therefore, the accompanying statements of operations reflect the results of operations of Dickson since the date of acquisition.

     Set forth below are the unaudited pro-forma consolidated results of operations for the three month and nine month periods ended September 30, 1998, and are prepared as though Dickson had been acquired as of January 1, 1998. These pro forma results are not necessarily indicative of the actual results which would have occurred if the acquisition of Dickson had taken place at the beginning of the periods presented, nor are they necessarily indicative of future results (amounts in thousands, except per share data):

                                                    THREE MONTHS ENDED   NINE MONTHS ENDED
                                                    SEPTEMBER 30, 1998   SEPTEMBER 30, 1998
                                                    ------------------   ------------------
Revenues..........................................       $51,747              $153,900
Net income available to common stockholders.......       $ 1,041              $  4,167
Basic and diluted earnings per share..............       $  0.09              $   0.37

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

7. SEGMENT INFORMATION

     The Company has two primary operating segments, the Pipeline & Marine Group and the Fabrication & Offshore Group. The Pipeline & Marine Group's operations focus on the construction, burial and testing of pipelines on land, through the transition zone and out to 800 feet of water. The Fabrication & Offshore Group fabricates, refurbishes and installs production platforms, offshore drilling rigs, barges and performs other related fabrication services. The two segments are managed separately because each business requires different technology and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Annual Report on Form 10-K) except that certain corporate expenses such as amortization of goodwill as well as interest expense and interest income are not allocated between the segments.

     The following table shows segment information for the reportable segments for the three month and nine month periods ended September 30, 1998 and 1999, respectively (in thousands):

                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                       SEPTEMBER 30,                SEPTEMBER 30,
                                  -----------------------       ----------------------
                                   1998            1999           1998          1999
                                  -------         -------       --------      --------
Revenues to unaffiliated
customers:
  Pipeline & Marine.............  $24,313         $12,792       $ 82,931      $ 45,053
  Fabrication & Offshore........   20,097          12,943         40,587        80,728
  Other.........................      502              --            563            22
                                  -------         -------       --------      --------
                                  $44,912         $25,735       $124,081      $125,803
                                  =======         =======       ========      ========
Net income (loss):
  Pipeline & Marine.............  $ 3,250         $(1,585)      $  7,951      $ (1,610)
  Fabrication & Offshore........      561          (2,705)         1,799        (1,322)
  Other.........................   (2,847)         (1,198)        (5,796)       (2,596)
                                  -------         -------       --------      --------
                                  $   964         $(5,488)      $  3,954      $ (5,528)
                                  =======         =======       ========      ========

     The Company operated principally in four geographic segments during the first nine months of 1999: the United States, Venezuela, Mexico, and Nigeria. The following table shows segment information for the geographic segments for the three month and nine month periods ended September 30, 1998 and 1999, respectively (in thousands):

                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                       SEPTEMBER 30,                SEPTEMBER 30,
                                  -----------------------       ----------------------
                                   1998            1999           1998          1999
                                  -------         -------       --------      --------
Revenues to unaffiliated
customers:
  United States.................  $25,304         $20,639       $ 99,315      $ 61,595
  Venezuela.....................   13,174           2,039         13,174        40,620
  Mexico........................    4,579           1,525          4,579        15,491
  Nigeria.......................    1,835           1,532          1,835         8,097
  Other Foreign.................       20              --          5,178            --
                                  -------         -------       --------      --------
                                  $44,912         $25,735       $124,081      $125,803
                                  =======         =======       ========      ========

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

     TransCoastal is a marine construction company with worldwide operations onshore, in the transition zone and offshore (up to 800 feet). The Company has two operating groups: the Pipeline & Marine Group and the Fabrication & Offshore Group. The Pipeline & Marine group performs pipeline installation and repair worldwide utilizing a fleet of company owned vessels. This group also provides construction support services, including hydrostatic testing and commissioning of pipelines. The Fabrication & Offshore Group fabricates, refurbishes and installs production platforms, offshore drilling rigs, barges and performs other related fabrication services.

     The Company currently conducts its operations from port facilities and fabrication yards strategically positioned along the U.S. Gulf Coast. In order to conduct its international activities, the Company currently has offices in West Africa, Venezuela, and Mexico. The Company's principal executive offices are located at 4900 Woodway, Suite 500, Houston, Texas 77056, and its telephone is (713) 626-8899.

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

     The following table sets forth certain selected financial data of the Company and that data as a percentage of the Company's revenues for the periods indicated (dollars in thousands):

                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                   -----------------------------------
                                                        1998                1999
                                                   ---------------     ---------------
Revenues.........................................  $44,912   100.0%    $25,735   100.0%
Cost of revenues.................................   37,207    82.8%     25,642    99.6%
Selling, general and administrative expenses.....    3,636     8.1%      2,491     9.7%
Special charges..................................       --     0.0%      1,655     6.4%
Depreciation and amortization....................    2,403     5.4%      3,587    13.9%
                                                   -------   -----     -------   -----
Operating income (loss)..........................    1,666     3.7%     (7,640)  (29.6)%
Interest income (expense), net...................   (1,194)   (2.6)%    (1,567)   (6.1)%
Other income (expense), net......................      (75)   (0.2)%        60     0.2%
                                                   -------   -----     -------   -----
Income (loss) before income taxes................      397     0.9%     (9,147)  (35.5)%
Provision (benefit) for income taxes.............     (567)   (1.2)%    (3,659)  (14.2)%
                                                   -------   -----     -------   -----
Net income (loss)................................  $   964     2.1%    $(5,488)  (21.3)%
                                                   =======   =====     =======   =====

                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                               ---------------------------------------
                                                     1998                  1999
                                               -----------------     -----------------
Revenues.....................................  $124,081    100.0%    $125,803    100.0%
Cost of revenues.............................    98,493     79.4%     111,930     89.0%
Selling, general and administrative
  expenses...................................     9,193      7.4%       7,413      5.9%
Special charges..............................        --      0.0%       1,655      1.3%
Depreciation and amortization................     7,086      5.7%      10,337      8.2%
                                               --------   ------     --------   ------
Operating income.............................     9,309      7.5%      (5,532)    (4.4)%
Interest income (expense), net...............    (2,856)    (2.3)%     (4,094)    (3.3)%
Other income (expense), net..................       (76)    (0.1)%        412      0.3%
                                               --------   ------     --------   ------
Income (loss) before income taxes............     6,377      5.1%      (9,214)    (7.4)%
Provision (benefit) for income taxes.........     2,423      1.9%      (3,686)    (2.9)%
                                               --------   ------     --------   ------
Net income (loss)............................  $  3,954      3.2%    $ (5,528)    (4.5)%
                                               ========   ======     ========   ======

  Results for the three months ended September 30, 1998 compared to the three months ended September 30, 1999

     Revenues. Revenues decreased $19.2 million, or 42.7%, from $44.9 million for the three months ended September 30, 1998 to $25.7 million for the three months ended September 30, 1999. The Fabrication & Offshore Group's (F&O Group) revenues decreased $7.2 million, or 35.6%, from $20.1 million for the three months ended September 30, 1998 to $12.9 million for the three months ended September 30, 1999. The reduction in the F&O Group's revenues is primarily related to the completion of two contracts in July of 1999 that generated approximately $79.3 million in revenue for the group over the last twelve months. The Company anticipates that the F&O Group's revenues will continue at these reduced levels through the first quarter of 2000. The Pipeline & Marine Group's (P&M Group) revenues decreased $11.5 million, or 47.4% from $24.3 million for the third quarter of 1998 to $12.8 million for the same period in 1999. The decline in revenues for the P&M Group was the result of delays in pipeline construction projects due to the fall of oil and gas prices during 1998. With recent increases in oil and gas prices, the Company has experienced increased bidding activity and an increase in the dollar amount of new contracts awarded in the third quarter of 1999 as compared to the previous two quarters. The Company anticipates increased levels of pipeline activity in the first half of 2000 as a result of increased commodity prices.

     Cost of revenues. Cost of revenues decreased $11.6 million, or 31.1%, from $37.2 million for the three months ended September 30, 1998 to $25.6 million for the same period in 1999. Overall cost of revenues increased as a percentage of revenues from 82.8% in the third quarter of 1998 to 99.6% in the third quarter of 1999. This decrease in gross profit percentage in the third quarter of 1999 as compared to the third quarter of 1998 was primarily due to two factors. First, the decrease in volume of work performed by the F&O Group meant that a greater percentage of revenues were needed to cover fixed production costs. Secondly, the P&M Group's gross margin decreased as the competition intensified for fewer pipeline installation projects in the third quarter of 1999 as compared to the same period in 1998.

     Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses decreased $1.1 million, or 31.5%, for the three months ended September 30, 1999 as compared to the same period in 1998. The reduction in selling, general and administrative expenses in the third quarter of 1999 as compared to the third quarter of 1998 was accomplished primarily through reductions in the headcount of the administrative staff and in the use of third party services. As a percentage of revenues, SG&A expenses were 9.7% during the third quarter of 1999, compared to 8.1% during the third quarter of 1998. The increase in SG&A expenses as a percentage of revenues is a function of the 42.7% decline in revenues of the Company the third quarter of 1999 as compared to the same period in 1998.

     Special charges. In September of 1999, the Company completed a review of its Fabrication & Offshore Group's operations and foreign and domestic facilities. As a result of this review, the Company recorded a special charge in the amount of $1.7 million. The components of the charge consists of: (a) $1.2 million severance costs related to former employees terminated as a result of the Company's headcount reduction initiative and (b) $0.5 million in costs associated with the closing of foreign facilities and reduction in operations in Nigeria and South America.

     Depreciation and amortization. Depreciation and amortization expenses increased $1.2 million from $2.4 million in 1998 to $3.6 million in 1999. The increase was primarily the result of $36.1 million dollars in capital expenditures in 1998, the majority of which were not placed in service until late in the third quarter of 1998.

     Interest income (expense), net. Interest expense, net of interest income, totaled $1.6 million during the third quarter of 1999 as compared to $1.2 million of interest expense during the same period in 1998. This increase was primarily due to higher average debt levels resulting from increases in the corporate revolver to fund capital expenditures, the acquisition of Dickson and working capital requirements.

  Results for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1999

     Revenues. Revenues increased $1.8 million, or 1.4%, from $124.1 million for the nine months ended September 30, 1998 to $125.8 million for the nine months ended September 30, 1999. The F&O Group's revenues increased $41.2 million, or 201.0%, from $40.6 million for the nine months ended September 30, 1998 to $81.8 million for the nine months ended September 30, 1999. Dickson, which was acquired in September 1998, accounted for $60.9 million of the F&O Group's revenues in the first nine months of 1999 and only $14.1 million for the same period in 1998. The P&M Group's revenues decreased $38.9 million, or 66.4% from $82.9 million for the first nine months of 1998 to $44.0 million for the same period in 1999. The decline in revenues for the P&M Group was the result of delays in pipeline construction projects due to the fall of oil and gas prices during 1998. With recent increases in oil and gas prices, the Company anticipates increased levels of pipeline activity in the first half of 2000.

     Cost of revenues. Cost of revenues increased $13.4 million, or 13.6%, from $98.5 million for the nine months ended September 30, 1998 to $111.9 million for the same period in 1999. Overall cost of revenues increased as a percentage or revenues from 79.4% in the first nine months of 1998 to 89.0% in the first nine months of 1999. The resulting decrease in gross profit percentage in the first nine months of 1999 as compared to the same period in 1998 was primarily due to three factors. First, in 1999 a higher percentage of the Company's revenues in the first nine months of 1999 as compared to the same period of 1998 were generated by F&O Group whose gross profit is lower than the typical gross profit on revenues generated by the P&M Group. Secondly, the decline in volume of work performed in the third quarter of 1999 by the F&O Group meant that a greater percentage of the revenues went to cover the fixed production costs for the F&O group. Finally, the P&M Group's gross margin decreased as the competition intensified for fewer pipeline installation projects in the first nine months of 1999.

     Selling, general and administrative expenses. SG&A expenses decreased $1.8 million, or 19.4%, for the nine months ended September 30, 1999 as compared to the same period in 1998. As a percentage of revenues, SG&A expenses were 5.9% during the first nine months of 1999, compared to 7.4% during the same period for 1998. The reduction in SG&A was accomplished primarily through reductions in the headcount of the administrative staff and in the use of third party services.

     Special charges. In September of 1999, the Company completed a review of its Fabrication & Offshore Group's operations and foreign and domestic facilities. As a result of this review, the Company recorded a special charge in the amount of $1.7 million. The components of the charge consists of: (a) $1.2 million severance costs related to former employees terminated as a result of the Company's headcount reduction initiative and (b) $0.5 million in costs associated with the closing of foreign facilities and reduction in operations in Nigeria and South America.

     Depreciation and amortization. Depreciation and amortization expenses increased $3.2 million from $7.1 million in 1998 to $10.3 million in 1999. The increase was primarily due to the $36.1 million dollars in capital expenditures in 1998, the majority of which were not placed in service until late in the third quarter of 1998.

     Interest income (expense), net. Interest expense, net of interest income, totaled $4.1 million during the first nine months of 1999 as compared to $2.9 million of interest expense during the same period in 1998. This increase was primarily due to higher average debt levels resulting from increases in the corporate revolver to fund capital expenditures, the acquisition of Dickson and working capital requirements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased by $0.4 million during the first nine months of 1999, from $15.5 million at December 31, 1998 to $15.1 million at September 30, 1999. Net cash used in the operating activities during the nine months ended September 30, 1999 was $2.2 million. Accounts receivable increased $2.7 million in the first nine months of 1999 primarily due to a net foreign receivable of $14.9 million. Based upon information available at this time management expects to receive payment on this account within the normal operating cycle.

     Net cash used in investing activities during the nine months ended September 30, 1999 was $11.4 million. Capital expenditures accounted for $6.8 million of the cash used in investing activities during the period and primarily related to the refurbishment of two vessels (the Atchafalaya Bay and the BH-400) which were completed in the third quarter of 1999. The $4.7 million cash payment in connection with the early settlement of the Dickson acquisition earn-out accounted for the balance of the cash used in investing activities. Net cash consumed by operating and investing activities was funded through additional borrowings under the revolving credit facility. During the first nine months of 1999, net long-term debt borrowings were $8.4 million, resulting in an outstanding long-term debt balance of $47.4 million at September 30, 1999. Additional borrowing availability under the Company's long-term credit facility at the end of September 30, 1999 totaled $3.5 million.

     At September 30, 1999, the Company had covenant violations or events of default under substantially all of its long-term and subordinated debt obligations. Subsequently, the Company cured the defaults and obtained waivers from the appropriate lenders for the covenant violations as of September 30, 1999. In November 1999, the Company amended the financial covenants in its Bank One Revolving Credit Facility, Heller Term Facility, and its subordinated debt agreements. The revised covenants are more favorable for the Company and take into consideration the current market environment in which the Company operates. The new covenants require a $7.5 million equity investment into the Company by January 31, 2000 and either a $7.5 million equity infusion or increased earnings of a similar amount in the first quarter of the year 2000. TransCoastal's management is currently in discussions with several investor groups regarding an equity investment in the company. However, there can be no assurance that the Company can secure the necessary equity investments when it is needed or on terms deemed acceptable to the Company.

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

     The Company has completed a program to prepare its computer systems and applications for the Year 2000. Based on present information, management believes that significant systems are Year 2000 compliant, other minor systems may require modification or replacement with new programs. The Company has and will continue to utilize both internal and external resources to reprogram, replace and test software for Year 2000 compliance.

     The Company has developed a written contingency plan to address the issues that could arise should the Company or any of its significant suppliers, customers, service providers or financial institutions not be prepared to accommodate Year 2000 issues timely. The Company intends to maintain constant surveillance on Year 2000 issues and will adapt its plans as required.

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

  Interest Rate Exposure

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt. At September 30, 1999, $65.0 million of the Company's indebtedness was subject to variable interest rates with a weighted average effective interest rate of 9.63% for the nine months then ended. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before taxes by $0.6 million for the nine month period. At September 30, 1999, the Company's fixed rate debt approximated fair market value based upon discounted future cash flows using current market prices.

  Foreign Currency Exposure

     The Company believes its exposure to foreign currency fluctuations is minimal in that contracts for work performed in or to be delivered to countries outside the United States ("Foreign Contracts") are primarily denominated in U.S. dollars. It is Company policy to limit the portion of any Foreign Contracts denominated in local currency to that portion of the total revenue required to be spent in country to complete the project. The Company's operations outside the United States currently are in Latin America and West Africa and substantially all current Foreign Contracts are denominated in U.S. dollars.

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

                                            TRANSCOASTAL MARINE SERVICES, INC.

                                            By:   /s/ WARREN L. WILLIAMS
                                              ----------------------------------
                                                      Warren L. Williams
                                                Vice President of Finance and
                                                           Treasurer

Dated: November 15, 1999

                                 EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION
-----------         -----------
    27              FINANCIAL DATA SCHEDULE