Form 10-K405
period 1999-12-31
TRANSCOASTAL MARINE SERVICES INC
filed 2000-04-14
CIK 1043119

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[MARK ONE]
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999

                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD ______ TO ______

                         COMMISSION FILE NO.: 000-23225

                       TRANSCOASTAL MARINE SERVICES, INC.
            (Exact name of Registrant as specified in its charter.)

                   DELAWARE                                      72-1353528
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                      Identification No.)

           4900 WOODWAY, SUITE 500                                 77056
                HOUSTON, TEXAS                                   (Zip code)
   (Address of principal executive offices)

                                 (713) 626-8899
              (Registrant's telephone number, including area code)

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

     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of April 10, 2000, there were 11,248,441 shares of common stock, par value of $.001 per share, of the Registrant issued and outstanding, 9,848,441 of which, having an aggregate market value of $12,005,250 based on the closing price per share of the common stock of the Registrant reported on the Nasdaq National Market on that date, were held by non-affiliates of the Registrant. For purposes of the above statement only, all directors and executive officers of the Registrant are assumed to be affiliates.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................

Item 2.   Properties..................................................

Item 3.   Legal Proceedings...........................................

Item 4.   Submission of Matters to a Vote of Security Holders.........

                                  PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................

Item 6.   Selected Financial Data.....................................

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................

Item 7a.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................

Item 8.   Financial Statements and Supplementary Data.................

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........

Item 11.  Executive Compensation......................................

Item 12   Security Ownership of Certain Beneficial Owners and
          Management..................................................

Item 13.  Certain Relationships and Related Transactions..............

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     TransCoastal Marine Services, Inc. ("the Company") is a marine construction company with worldwide operations onshore, in the transition zone and offshore (up to 800 feet). The Company has two operating groups: the Pipeline and Marine Group and the Fabrication and Offshore Group. The Pipeline and Marine Group performs pipeline installation and repair worldwide utilizing a fleet of company-owned vessels. This group also provides construction support services, including hydrostatic testing and commissioning of pipelines. The Fabrication and Offshore Group fabricates, refurbishes, and installs production platforms, offshore drilling rigs, barges and performs other related fabrication services.

     The Company currently conducts operations from port facilities and fabrication yards strategically positioned along the U.S. Gulf Coast. In order to conduct its international activities, the Company currently has offices in West Africa, Venezuela and Mexico. The Company's principal executive offices are located at 4900 Woodway, Suite 500, Houston, Texas 77056, and its telephone number is (713) 626-8899.

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

     Prior to 1998, the Pipeline and Marine Group's traditional market was the water region along the U.S. Gulf Coast. During 1998, this group expanded its activities into international offshore markets including West Africa, the Caribbean and Mexico. Management believes the Company is the only company providing pipeline installation and repair services and hydrostatic testing and commissioning services from water depths of 800 feet through the transition zone and to onshore gathering and processing facilities in the markets it serves.

     The Company's fleet includes: (i) four anchor barges and three multipurpose vessels (used in both pipeline installation and repair and hydrostatic testing, commissioning and related operations), primarily operated in water depths beyond 20 feet, and (ii) 15 spud barges and ancillary equipment, operated in water depths of up to 20 feet. The Company also owns specialized equipment for offshore pipeline jetting (a specialized pipeline burying technique) and testing services, marine dredging and trench digging. See Item 2. Properties, for a listing of the Company's significant vessels and equipment.

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

INDUSTRY OVERVIEW

     The current state of the oil and gas services industry in which the Company operates has been adversely impacted by the uncertainty and volatility in oil and natural gas commodity prices. These factors have adversely impacted the major and independent oil and gas companies during 1998 and the first half of 1999, which comprise the Company's customer base. The Company's customers have reacted to this environment by reducing capital spending on oil and gas exploration projects. The Company continued to be affected by these industry factors throughout 1999 and into 2000. The Company expects this environment to improve during 2000 and believes the current recovery in energy commodity prices will begin to have a positive impact on the oil and gas services sector and on the Company's operations. The market for offshore pipeline installation and related services and for fabrication services is primarily dependent on the levels of oil and gas exploration, development and production activities and pipeline capacity utilization in the markets in which the Company is active.

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

CUSTOMERS AND CONTRACTS

     The Company's primary customers are major and independent oil and gas exploration and production companies, drilling contractors, hydrocarbon transportation companies and other marine construction companies. The level of construction services required by any one customer depends on the amount of that customer's capital expenditure budget allocated to marine construction in any single year. Consequently, customers that account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent fiscal years. The Company had two customers that represented more than 10 percent of its revenues in fiscal 1999 and only one customer in 1998 that represented more than 10 percent of the Company's revenues. While the Company is not dependent on any one customer, the loss of one of its significant customers could, at least on a short-term basis, have an adverse effect on the Company's results of operations.

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

COMPETITION

     The marine construction business is highly competitive and in recent years has been characterized by over-capacity, which has resulted in substantial pressure on pricing and operating margins. The Company expects the over-capacity in the industry to reoccur from time to time in the future. Contracts for marine construction services are usually awarded on a competitive bid basis. In selecting a contractor the Company believes customers consider, among other things, the availability and technical capabilities of equipment, personnel, efficiency, condition of equipment, safety record and reputation. However, price is currently a primary factor in determining which qualified contractor with available equipment is awarded a contract. Some of the Company's competitors are larger and have financial and other resources that are greater than those of the Company.

     The Company generally focuses on projects from the transition zone to 800 feet of water. In the U.S. Gulf of Mexico waters, several companies with one or more derrick or pipelaying barges compete with the Company for transition zone and shallow water projects. The Company believes that it is the largest transition zone marine construction company focused on the U.S. Gulf Coast. Internationally, where the Company competes for projects from the transition zone to 800 feet of water, the Company believes that Global Industries, Ltd., Horizon Offshore, Inc. and J. Ray McDermott, S.A., and several other international contractors are its primary competitors.

     In its Fabrication and Offshore Group, the Company has numerous competitors. Some of these competitors are larger and have financial and other resources that are greater than those of the Company.

BACKLOG

     As of December 31, 1999, the Company's unfilled contracts and backlog orders (including verbal orders) amounted to approximately $24.5 million. However, the Company does not consider its backlog amounts to be a reliable indicator of future revenue because most of the Company's projects are awarded and performed within a relatively short period of time. The Company's backlog fluctuates significantly based on the timing of contract awards and varying levels of operating activity throughout the year. The Company is generally able to complete its projects within a 12-month period.

FLUCTUATIONS IN OPERATING RESULTS

     The Company's operating results may fluctuate significantly from quarter to quarter or year to year because of a number of factors, including: the demand for oil and gas, seasonal fluctuations in the demand for marine construction services (particularly during the winter months), acquisitions, and competitive factors. Accordingly, quarterly comparisons of the Company's revenue and operating results should not be relied upon as an indication of future performance. Additionally, the results of any quarterly period may not be indicative of results to be expected for a full year. The Company recognizes substantially all of its contract revenue on a percentage-of-completion basis. Contract price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in income in the period when the facts giving rise to a revised estimate become known. To the extent that these adjustments result in a reduction or elimination of previously reported profits with respect to a project, the Company would recognize a charge against current earnings, which could be material. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Customers and Contracts."

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

EMPLOYEES

     The size of the Company's work force, other than its clerical and administrative personnel, is variable and depends on the Company's workload at any particular time. Many workers are hired by the Company on a contract basis for short periods of time. As of February 29, 2000, the Company had approximately 693 employees. None of the Company's employees are covered by a collective bargaining agreement.

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

ITEM 2. PROPERTIES.

MARINE VESSELS AND EQUIPMENT

     The Company's fleet includes three multi-purpose vessels, four anchor barges and 15 spud barges. During February 1998, the Company expanded its oil and gas pipeline installation capabilities with the acquisition of the Vermilion Bay (formerly the LB 207) a Vanuatu flagged pipe laying barge. The Company further expanded its oil and gas pipeline installation capabilities in April 1998, with the acquisition and refurbishment of the Atchafalaya Bay(formerly the BB 356) a United States flagged barge to be used as a dedicated pipe bury barge. The Atchafalaya Bay was placed in service in the second quarter of 1999.

     The following table describes the Company's principal marine vessels and construction equipment:

                                                     DIMENSIONS
NAME                              TYPE                 (FEET)               FUNCTION
----                              ----               ----------             --------
M/V Discovery..........  Multi-purpose             270 (LOGO) 42     Hydrostatic testing,
                         Construction Ship         (LOGO) 19         pipeline jetting,
                         (Panamanian flagged)                        diving support, coring
                                                                     support; 8 point
                                                                     mooring system; dynamic
                                                                     positioning system;
                                                                     accommodations for 54
                                                                     persons
M/V Sea Level 21.......  Multi-purpose             165 (LOGO) 40     Hydrostatic testing,
                         Construction Ship (U.S.   (LOGO) 12         diving support, coring
                         flagged)                                    support; 4 point
                                                                     mooring system;
                                                                     accommodations for 28
                                                                     persons
M/V Sand Queen.........  Multi-purpose Utility     96 (LOGO) 24      Hydrostatic testing and
                         Vessel (U.S. flagged)     (LOGO) 7          diving support;
                                                                     accommodations for 19
                                                                     persons
Atchafalaya Bay........  Anchor Barge (U.S.        256.5 (LOGO) 72   Pipe burying (2"-48"
                         flagged)                  (LOGO) 16         diameter pipe) in 10'
                                                                     to 300' water depths; 8
                                                                     point mooring system;
                                                                     accommodations for 80
                                                                     persons
Vermilion Bay..........  Anchor Barge (Vanuatu     350 (LOGO) 60     Pipe laying (2"-48"
                         flagged)                  (LOGO) 22.5       diameter pipe) in 10'
                                                                     to 300' water depths; 8
                                                                     point mooring system;
                                                                     accommodations for 211
                                                                     persons
Mobile Bay (formerly
  BH-400)..............  Anchor Barge (U.S.        260 (LOGO) 72     Pipe laying (2"-36"
                         flagged)                  (LOGO) 16         diameter pipe) in 10'
                                                                     to 300' water depths; 8
                                                                     point mooring system;
                                                                     accommodations for 90
                                                                     persons
BH-300.................  Anchor Barge              185 (LOGO) 45     Pipe laying (2"-36"
                                                   (LOGO) 9          diameter pipe) in 5' to
                                                                     40' water depths; 4
                                                                     point mooring system
                                                                     and spuds
BH-203.................  Spud/Utility Barge        90 (LOGO) 26      Pipeline repair;
                                                   (LOGO) 5          pipeline burial in 4'
                                                                     to 25' water depths
BH-202.................  Spud/Bury Barge           100 (LOGO) 32     Pipeline jetting;
                                                   (LOGO) 5          dredging in 5' to 25'
                                                                     water depths
BH-200.................  Spud/Bury Barge           120 (LOGO) 30     Pipeline jetting;
                                                   (LOGO) 7          dredging in 5' to 25'
                                                                     water depths

                                                     DIMENSIONS
NAME                              TYPE                 (FEET)               FUNCTION
----                              ----               ----------             --------
BH-105.................  Spud/Anchor Barge         150 (LOGO) 40     Pipe laying (2"-20"
                                                   (LOGO) 8          diameter pipe),
                                                                     dredging; pile driving
                                                                     in 5' to 100' water
                                                                     depths
BH-104.................  Spud Barge                110 (LOGO) 34     Pipe laying (2"-20"
                                                   (LOGO) 6          diameter pipe);
                                                                     dredging; pile driving
                                                                     in 4' to 25' water
                                                                     depths
BH 103.................  Spud Barge                120 (LOGO) 38     Pipe laying (2"-20"
                                                   (LOGO) 8          diameter pipe);
                                                                     dredging; pile driving
                                                                     in 4' to 25' water
                                                                     depths
BH 101.................  Spud Barge                120 (LOGO) 36     Pipe laying (2"-20"
                                                   (LOGO) 7          diameter pipe);
                                                                     dredging; pile driving
                                                                     in 4' to 25' water
                                                                     depths
BH 100.................  Spud Barge                110 (LOGO) 34     Pipe laying (2"-20"
                                                   (LOGO) 6.5        diameter pipe);
                                                                     dredging; pile driving
                                                                     in 4' to 25' water
                                                                     depths
Woodson Marsh Pipelay
  Spread...............  Three Interconnected      140 (LOGO) 38     Pipe laying (2"-48"
                         Spud Barges               (LOGO) 7          diameter pipe) in 1' to
                                                   140 (LOGO) 36     40' water depths
                                                   (LOGO) 7
                                                   140 (LOGO) 36
                                                   (LOGO) 7

FACILITIES

     Administration. The Company owns administrative buildings in Lafayette and Belle Chasse, Louisiana, and leases office space in Houston, Texas.

     Pipeline and Marine Group. This Group's marine construction activities are supported by three onshore bases which provide administrative functions for projects and dock space for the Company's floating equipment with the ability to supply the vessels with provisions and fuel, and to perform maintenance and repairs to vessels and equipment. The facility located in Belle Chasse, Louisiana is owned by the Company. The facilities and dock frontage at Amelia and Delcambre, Louisiana are leased, with remaining lease terms ranging from 10 to 15 years. The Company also has a leased office in Mexico to support its operations there.

     Fabrication and Offshore Group. The Company's fabrication operations are primarily conducted from four locations in Louisiana, one in New Iberia and three in the greater New Orleans area. The New Iberia fabrication facility includes approximately 14 acres of leased land and a 23,200 square foot fabrication shop that is supplied with automatic welding, heavy fabrication and material handling equipment. This fabrication yard, with waterfront docking and direct, deep channel access to the Gulf of Mexico, has specially designed concrete reinforcements and approximately 700 linear feet of water frontage. The Company has improved the fabrication yard to provide it with the ability to load out structures weighing up to 5,000 tons. The fabrication yard also has a rail spur which provides it direct access to rail transportation.

     During the first quarter of 1998, the Company expanded its fabrication operations through two separate lease transactions. Long-term lease rights were secured to a shipyard in New Orleans capable of servicing deep-water drilling rigs, jack-ups, semi-submersibles and drill ships in January 1998. This 29-acre yard is located at the intersection of the Intracoastal Waterway and the Michoud Canal. A 32-foot water depth is maintained at the site, which has no height or width restrictions and a maximum 3,000 feet of bulkhead dock space. During February 1998, the Company signed a long-term lease for a fabrication facility located on an 18-acre site on the Inner Harbor Navigation Canal in eastern New Orleans. The site has 1,400 feet of waterfront and includes a covered, 68,000 square foot fabrication shop with eave height exceeding 40 feet and overhead crane capacity totaling 75 tons with a hook height of 28 feet. With the acquisition of Dickson in the third quarter of 1998, the Company acquired a 10-acre fabrication yard with 900 feet of water frontage on the Mississippi River Gulf Outlet. The Company can fabricate structures as large as 6,500 tons at this location.

     The Company also owns a 18,000 square foot fabrication facility situated on approximately two acres of land in Lafayette, Louisiana, and a 20,000 square foot fabrication facility with a 2,000 square foot warehouse on approximately
3.5 acres of land in Belle Chasse, Louisiana. The fabrication facility in Belle Chasse, Louisiana also includes 8,000 square feet of office space.

ITEM 3. LEGAL PROCEEDINGS.

     In December 1999, Chevron Global Technologies Services Company ("Chevron") informed the Company of its intention to seek reimbursements totaling approximately $27.0 million for various disputed billings associated with certain fabrication projects (the "Chevron Claims"). The Company believes that the claims made by Chevron are without merit and intends to vigorously contest the Chevron Claims. At December 31, 1999, the Company had outstanding two letters of credit, totaling $8.6 million, issued in favor of Chevron. If Chevron were to prevail, it would have a significant impact on the operations of the Company's subsidiary, TransCoastal Fabrication & Offshore Group, Inc. (formerly Dickson GMP International, Inc.) and the Company.

     The Company is involved in various lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management believes these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     Since October 30, 1997, the common stock of the Company (the "Common Stock") has been listed for trading on the Nasdaq National Market under the symbol "TCMS." The following table sets forth the range of high and low sale prices for the Common Stock for the periods indicated:

                                                              HIGH      LOW
                                                              ----      ---
1998
  First quarter.............................................  $14 1/2   $8 13/16
  Second quarter............................................   13        5 1/2
  Third quarter.............................................    7        4 1/4
  Fourth quarter............................................    5 7/8    2 5/8
1999
  First quarter.............................................  $ 4 3/8   $2 3/32
  Second quarter............................................    5 3/8    2 3/8
  Third quarter.............................................    7        4 1/8
  Fourth quarter............................................    6 1/4    2 1/2
2000
  First quarter.............................................  $ 3 15/16 $1

     At February 29, 2000, there were approximately 2,200 stockholders of record of the Company's Common Stock. On April 10, 2000, the closing sale price of the Common Stock on the Nasdaq National Market was $1.22 per share.

DIVIDENDS

     TCMS currently intends to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes, including future acquisitions. The Company does not anticipate paying any cash dividends on its Common Stock for the foreseeable future. Any future dividends will be at the discretion of the Board of Directors, after taking into account various factors, including, among other things: the Company's financial condition, results of operations, cash flows from operations, current and anticipated cash needs and expansion plans, the income tax laws then in effect, the requirements of Delaware law, the restrictions currently imposed by the "Credit Facility" and any restrictions that may be imposed by the Company's future credit arrangements. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SALE OF UNREGISTERED SECURITIES

     The following information relates to securities of the Company issued or sold by the Company during the past three years which were not registered under the Securities Act:

          (i) 2,142,441 shares of Common Stock were issued to the Founding Companies on closing of the Acquisitions and the initial public offering (the "Offering"). Shareholders of the Founding Companies have certain registration rights with respect to 1,975,775 shares of Common Stock received by them in the Acquisitions, and

          (ii) 1,256,000 shares of Common Stock which were issued to founders of TCMS and certain of its executive officers and consultants in conjunction with the Offering, and

          (iii) 1,300,000 shares of Common Stock were issued to the stockholders of Dickson GMP International, Inc. and four affiliated companies, ("Dickson") on closing of the acquisition on September 1, 1998. The former Dickson stockholders have certain registration rights with respect to 1,300,000 shares of Common Stock received by them in the acquisitions of Dickson by the Company, and

          (iv) 400,000 shares of Common Stock; 1,680 shares of Series B 5% cumulative convertible preferred stock ("Series B"); and 140 shares of Series A 7% redeemable cumulative preferred stock were issued on May 19, 1999. The shares were issued to the former stockholders of Dickson as final settlement of the earn-out provision of the acquisition agreement between the Company and Dickson.

          (v) at the Annual Meeting of the Stockholders on May 26, 1999 the stockholders approved the issuance of 400,000 shares of common stock to which the Series B was convertible. The Series B was subsequently converted to the 400,000 shares of common stock.

     All of the aforementioned shares, as well as: (1) an aggregate of 50,000 shares issuable pursuant to a warrant (the "MG Warrant") issued by TCMS to McFarland, Grossman & Company, Inc. ("MGCO"), a financial advisory firm that assisted the Company in connection with the acquisitions of four privately owned construction companies and in arranging a credit agreement, and (2) an aggregate of 408,000 shares issuable pursuant to two warrants (the "Lender Warrants") issued by the Company to Joint Energy Development Investments, Limited Partnership, an affiliate of Enron Capital & Trade Resources Corp., in connection with the Credit Agreement, may be resold publicly only following their effective registration under the Securities Act or pursuant to an exemption from the registration requirements of that act, such as Rule 144 thereunder.

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

                                                        YEAR ENDED DECEMBER 31,
                                      -----------------------------------------------------------
                                       1995        1996         1997       1998(3)        1999
                                      -------     -------     --------     --------     ---------
HISTORICAL STATEMENT OF OPERATIONS:
  Revenues..........................  $18,075     $17,933     $ 57,517     $188,878     $ 146,975
  Cost of revenues..................   12,716      13,561       46,507      154,076       143,458
  Selling, general and
     administrative expenses........    2,672       2,968        6,309(1)    13,202        11,778
  Depreciation and amortization.....      574         562        2,102        9,828        12,925
  Restructuring and special
     charges........................       --          --           --        2,418         1,655
  Loss on asset impairment..........       --          --           --           --        96,562
                                      -------     -------     --------     --------     ---------
  Operating income (loss)...........    2,113         842        2,599        9,354      (119,403)
  Interest income (expense), net....      (84)         51         (530)      (4,376)       (7,159)
  Other income (expense), net.......       69         357          475         (662)          484
                                      -------     -------     --------     --------     ---------
  Income (loss) before income
     taxes..........................    2,098       1,250        2,544        4,316      (126,078)
  Provision (benefit) for income
     taxes..........................      839(2)      500(2)     1,194(2)     1,511       (21,729)
                                      -------     -------     --------     --------     ---------
          Net income (loss).........  $ 1,259     $   750     $  1,350     $  2,805     $(104,349)
                                      =======     =======     ========     ========     =========
BALANCE SHEET DATA:
  Working capital...................  $ 4,628     $ 3,803     $  3,439     $ 15,516     $ (66,579)(4)
  Total assets......................    9,007       9,157      171,817      236,597       129,874
  Total debt, including current
     portion........................       19         679       15,991       61,114        69,425
  Stockholders' equity..............  $ 7,616     $ 7,718     $115,145     $120,228     $  19,529

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

(4) Negative working capital is primarily the result of reclassifying $57.6 million of long-term debt to current due to defaults on the Revolving Facility, Term Loan, and Subordinated Debt. See Note 1 to the consolidated financial statements.

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

     The majority of services provided by the Company are under fixed-priced contracts, which are generally completed within one year. These contracts are usually accounted for using the percentage-of-completion method of accounting. Under this method, the percentage-of-completion is determined by comparing contract costs incurred to date with total estimated contract costs. Any significant revision in cost and income estimates is reflected in the accounting period in which the facts that require the revision become known. Income is recognized by applying the percentage completed to the projected total income for each contract in progress. Cost of revenues consists of direct material, labor and subcontracting costs and indirect costs related to contract performance, such as indirect labor, supplies and tools. Selling, general and administrative expenses consist primarily of compensation of sales and administrative employees, fees for professional services and other general office expenses.

     The marine construction industry along the U.S. Gulf Coast is highly seasonal as a result of the timing of capital expenditures by oil and gas companies, weather conditions, and the availability of daylight hours. Historically, the Company has performed a substantial portion of its pipeline construction support services during the period from March through November and, therefore, a disproportionate portion of these contract revenues, gross profit and net income generally has been earned during the second and third quarters of the calendar year. Because of this seasonality, the Company's future full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

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

     Certain risks are inherent under contracts that are priced on a fixed-price basis. The revenues, costs and gross profit realized on a contract will often vary from the estimated amounts for various reasons including changes in the availability and cost of labor and material, weather delays and variations in productivity from the original estimates and errors in estimates or bidding. These variations and the risks inherent in the marine construction industry may result in revenues and gross profits different from those originally estimated and can result in reduced profitability or losses on projects.

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

RESULTS OF OPERATIONS -- THE COMPANY

     The current state of the oil and gas services industry in which the Company operates has been adversely impacted by the uncertainty and volatility in oil and natural gas commodity prices. These factors have adversely impacted the major and independent oil and gas companies, which comprise the Company's customer base. The Company's customers have reacted to this environment by reducing capital spending on oil and gas exploration projects. The Company continued to be affected by these industry factors throughout 1999 and into 2000. The Company expects this environment to improve during 2000 and believes the current recovery in energy commodity prices will begin to have a positive impact on the oil and gas services sector, and on the Company's operations.

     The operating results for the year ended December 31, 1999 included the operating results of all the Founding Companies and Dickson for the entire period. The Company's operating results for 1998 include all the Founding Companies' results for the entire year and the Dickson operating results for the last four months during the period. Revenues, cost of revenues and selling, general and administrative expense levels were significantly lower for the year ended December 31, 1999 as compared to the year ended December 31, 1998. The operating results for 1997 are the results of operations of Woodson for the entire year and the other Founding Companies for the final two months of 1997.

     The following table sets forth certain selected financial data of the Company and that data as a percentage of the Company's revenues for the periods indicated (dollars in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------
                                                1997              1998               1999
                                           --------------   ----------------   -----------------
Revenues.................................  $57,517   100.0% $188,878   100.0%  $ 146,975   100.0%
Cost of revenues.........................   46,507   80.9%   154,076    81.6%    143,458    97.6%
Selling, general and administrative
  expenses...............................    6,309   11.0%    13,202     7.0%     11,778     8.0%
Depreciation and amortization............    2,102    3.6%     9,828     5.2%     12,925     8.8%
Restructuring & special charges..........       --     --      2,418     1.3%      1,655     1.1%
Loss on asset impairment.................       --     --         --      --      96,562    65.7%
                                           -------   ----   --------   -----   ---------   -----
Operating income (loss)..................    2,599    4.5%     9,354     4.9%   (119,403)  (81.2)%
Interest income (expense), net...........     (530)  (0.9)%   (4,376)   (2.3)%    (7,159)   (4.9)%
Other income (expense), net..............      475    0.8%      (662)   (0.3)%       484     0.3%
                                           -------   ----   --------   -----   ---------   -----
Income (loss) before income taxes........    2,544    4.4%     4,316     2.3%   (126,078)  (85.8)%
Provision (benefit) for income
  taxes(1)...............................    1,194    2.1%     1,511     0.8%    (21,729)  (14.8)%
                                           -------   ----   --------   -----   ---------   -----
          Net income (loss)..............  $ 1,350    2.3%  $  2,805     1.5%  $(104,349)  (71.0)%
                                           =======   ====   ========   =====   =========   =====

---------------

(1) The provision for income taxes for the year ended December 31, 1997 represents pro forma provisions for income taxes. See Note 2 to the consolidated financial statements.

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenues. Revenues decreased $41.9 million, or 22.2%, from $188.9 million for the year ended December 31, 1998 to $147.0 million for the year ended December 31, 1999. The Pipeline and Marine Group's revenues decreased $53.6 million, or 48.3%, from $110.9 million for the year ended December 31, 1998 to $57.3 million for the year ended December 31, 1999. The decline in revenue for the Pipeline and Marine Group was the result of delays in pipeline construction projects due to decreased capital expenditure budgets in 1999 by the Company's customers as a result of the fall of oil and gas prices in 1998. The Fabrication and Offshore Group's revenues increased $12.2 million, or 15.8%, from $77.4 million for the year ended December 31, 1998 to $89.6 million for the year ended December 31, 1999. The increase in revenue for the Fabrication and Offshore Group was primarily the result of a $86.0 million time and material project that began in 1998 and was completed in July of 1999. The increase in revenues for the Fabrication and Offshore Group were partially offset by reduced activities due to delays in oilfield fabrication projects resulting from decreased capital expenditure budgets in 1999 by the Company's customers as a result of the fall of oil and gas prices in 1998.

     Cost of revenues. Cost of revenues decreased $10.6 million, or 6.9%, from $154.1 million for the year ended December 31, 1998 to $143.5 million for the year ended December 31, 1999. The Pipeline and Marine Group's cost of revenues decreased $35.8 million, or 41.7%, from $85.9 million for the year ended December 31, 1998 to $50.1 million for the year ended December 31, 1999. Cost of revenues as a percentage of revenues increased from 81.6% of revenues in 1998 to 97.6% of revenues in 1999. This decline in gross profit percentage in 1999 as compared to 1998 was primarily due to increased competition for fewer pipeline installation projects and lower utilization of capital equipment. The Fabrication and Offshore Group's cost of revenues increased $16.0 million, or 23.5%, from $68.2 million for the year ended December 31, 1998 to $84.2 million for the year ended December 31, 1999. Cost of revenues as a percentage of revenues for the Fabrication and Offshore Group increased from 88.1% of revenues in 1998 to 94.0% of revenues in 1999. This decrease in gross profit percentage in 1999 as compared to 1998 was primarily due to two factors. First, a significantly greater percentage of the Fabrication and Offshore Group's revenues were generated from time and material projects which have lower margins as the Company assumes less financial risk in completing the projects. Second, the group experienced lower overall utilization of its fabrication facilities in the second half of 1999 as compared to 1998 due to reduced levels of contracts being awarded.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.4 million, or 10.8%, for the year ended December 31, 1999 compared to the 1998 period. The decrease was primarily due to reductions in the headcount of the administrative staff and in the use of third party services. As a percentage of revenues, selling, general and administrative expenses were 7.0% during 1998, as compared to 8.0% during 1999.

     Depreciation and amortization. Depreciation and amortization expenses increased $3.1 million, or 31.6%, from $9.8 million for the year ended December 31, 1998 to $12.9 million for the year ended December 31, 1999. The increase was primarily due to $36.0 million of capital expenditures in 1998, the majority of which were placed in service late in the third quarter 1998, and a full year of depreciation and amortization of goodwill associated with the acquisition of Dickson effective September 1, 1998.

     Restructuring and special charges. During 1999, the Company completed a review of its Fabrication and Offshore Group's operations and foreign and domestic facilities. As a result of the review, the Company recorded a special charge in the amount of $1.7 million. The components of the charge consists of:
(a) $1.2 million severance costs related to former employees terminated as a result of the Company's headcount reduction initiative and (b) $0.5 million in costs associated with the closing of foreign facilities and reduction in operations in Nigeria and South America. During 1998 the Company recorded a special charge in the amount of $2.4 million. The components of the charge consisted of: (1) $1.8 million severance costs related to former officers and employees terminated as a result of the Company's headcount reduction initiative and (2) $0.6 million for the sale of facilities resulting from the planned consolidation of certain operating facilities.

     Loss on asset impairment. During 1999, the Company recognized a loss of $96.6 million on the impairment of certain long-lived assets after reviewing their respective carrying amounts compared to appraisals and discounted future cash flows. The write-off of goodwill, which was primarily recorded at the time of the formation of the Company, accounted for $86.3 million of the impairment loss. The remainder of the loss of $10.3 million related principally to the Company's vessels, barges and certain leasehold improvements.

     Interest income (expense), net. Interest expense, net of interest income, totaled $7.2 million during the year ended December 31, 1999, as compared to net interest expense of $4.4 million during 1998. The increase was due to higher average debt levels in 1999 compared to 1998 and an increase in the weighted average interest rate in 1999 as compared to 1998, from 8.75% to 9.99%. See "Liquidity and Capital Resources -- The Company" below for discussion of credit agreement and related financings.

     Other income (expense), net. During 1999 other income (expense), net consisted primarily of settlement of insurance claims. During 1998 other income (expense), net consisted primarily of expenses incurred associated with the settlement of outstanding litigation.

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenues. Revenues increased $131.4 million, or 228.4%, from $57.5 million for the year ended December 31, 1997 to $188.9 million for the year ended December 31, 1998. The Pipeline and Marine Group's revenues increased $57.7 million, or 108.5%, from $53.2 million for the year ended December 31, 1997 to $110.9 million for the year ended December 31, 1998. The inclusion of the Founding Companies' operations (other than Woodson) for the entire year of 1998 versus the last two months of 1997 accounted for $52.2 million of the increase in revenues. The Fabrication and Offshore Group's revenues increased $73.1 million, or 1690.0%, from $4.3 million for the year ended December 31, 1997 to $77.4 million for the year ended December 31, 1998. The acquisition of Dickson in September 1998 accounted for $42.9 million of the increase in revenues for the year. The inclusion of a Founding Company's operations for the entire year of 1998 versus the last two months of 1997 accounted for an additional $9.5 million of the increase in revenues for 1998. The remaining increase in revenues of $20.7 million was the result of the Fabrication and Offshore Group obtaining larger projects than it had historically been able to obtain due to its expanded resources and capabilities as a result of the TCMS merger and initial public offering.

     Cost of revenues. Cost of revenues increased $107.6 million, or 231.4%, from $46.5 million for the year ended December 31, 1997 to $154.1 million for the year ended December 31, 1998. The Pipeline and Marine Group's cost of revenues increased $42.4 million, or 97.4%, from $43.5 million for the year ended December 31, 1997 to $85.9 million for the year ended December 31, 1998. The inclusion of the Founding Companies' operations (other than Woodson) for the entire year of 1998 versus the last two months of 1997 accounted for $35.3 million of the increase in cost of revenues. Cost of revenues as a percentage of revenues decreased from 81.8% of revenues in 1997 to 77.1% of revenues in 1998. This improvement in gross profit percentage in 1998 as compared to 1997 was primarily due to three factors. In 1998, the Company experienced: (a) higher utilization of equipment, (b) a higher percentage of work performed offshore which were higher margin projects, and (c) a greater percentage of revenues being generated from projects outside the United States which were also at higher margins. The Fabrication and Offshore Group's cost of revenues increased $65.2 million, or 2173.3%, from $3.0 million for the year ended December 31, 1997 to $68.2 million for the year ended December 31, 1998. The acquisition of Dickson in September 1998 accounted for $38.1 million of the increase in cost of revenues in 1998 as compared to 1997. The inclusion of a Founding Company's operations for the entire year of 1998 versus the last two months of 1997 accounted for $7.4 million of the increase in cost of revenues. The balance of the increase in cost of revenues was consistent with the increase in revenues experienced by the Fabrication and Offshore Group. Cost of revenues as a percentage of revenues for the Fabrication and Offshore Group increased from 70.1% of revenues in 1997 to 88.1% of revenues in 1998. This decrease in gross profit percentage in 1998 as compared to 1997 was primarily due to a significant percentage of the Dickson revenues being generated from time and material projects which have lower margins as the Company assumes less financial risk in completing the projects.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $6.9 million, or 109.3%, for the year ended December 31, 1998 compared to the 1997 period. As a percentage of revenues, selling, general and administrative expenses (exclusive of the non-cash compensation charge related to the issuance of shares of Common Stock to management of the Company) were 7.1% during 1997, as compared to 7.0% during 1998. The percentage increase was primarily due to short-term expenses incurred during the initial consolidation of the Founding Companies and the integration of Dickson into the Company.

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

LIQUIDITY AND CAPITAL RESOURCES -- THE COMPANY

     Uncertainty and volatility in oil and natural gas commodity pricing during 1999 and 2000 caused the Company's Customer Base to significantly reduce capital spending. As a result, the Company experienced significantly reduced revenues and operating cash flows. Revenues for 1999 decreased 22.2% while costs of revenues decreased 6.9%. Additionally, the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) declined by over $16 million. The decline in cash flow combined with the delayed collection on a foreign receivable (the "Foreign Receivable") discussed below negatively impacted the Company's liquidity. The uncertainty surrounding collection of the Foreign Receivable and the Chevron Claim materially impacted the Company's ability to obtain additional financing to remedy the liquidity issues and to satisfy the requirements to raise additional equity contained in the agreements with the Company's lenders. As a result, the Company currently is in default under its Credit Facility and has received notification from its Lenders of the default. In the absence of collecting a significant amount on the Foreign Receivable, or a recapitalization and a waiver or amendment to its agreements with the banks, the Company may not continue as a going concern.

     At December 31, 1999, the Company has a contract receivable in the amount of $19.8 million with a foreign joint venture in financial difficulty. The Company has continued to negotiate with the joint venture and subsequent to year end received assurances regarding future payments. The Company has provided a reserve for management's estimate of amounts which may not be collected. In addition, the Company has two letters of credit outstanding issued in the favor of Chevron Global Technologies Services Company ("Chevron") in lieu of retainage on two fabrication projects totaling $8.6 million. In December of 1999, Chevron informed the Company that it had approximately $27.0 million in billing disputes on the two fabrication contracts. If Chevron were to call on either of the two letters of credit or the Company was unable to collect on the $19.8 million receivable from the foreign joint venture, it would have a material adverse impact on the Company's operations, financial position, and cash flow.

     In January 1999, the Company entered into a Credit Facility with financial institutions, replacing the existing credit agreement with an aggregate credit facility of $70 million. The Credit Facility is a $10 million increase in borrowing capacity over the credit facility in place at December 31, 1998. The Credit Facility is comprised of three separate credit agreements: (a) a three-year revolving credit agreement ("Revolving Facility") for up to $15.0 million; (b) a seven-year term credit agreement ("Term Loan") for $35.0 million; and (c) a five-year subordinated debt agreement ("Subordinated Debt") for $20.0 million.

     At December 31, 1999, the Company had a working capital deficit of $66.6 million, which represented an $82.1 million decrease from the $15.5 million in working capital at December 31, 1998. The indebtedness of the Company at December 31, 1999, consisted of $7.5 million of borrowings under the Revolving Facility,

$37.3 million of borrowings under the Term Loan, $20.0 million of borrowings under the Subordinated Debt, and $4.6 million of borrowings under other term loans. This indebtedness totaled approximately $69.4 million as of December 31, 1999, of which $67.3 million has been classified as a current liability in the accompanying financial statements due to various debt covenant violations. Subsequent to year end the Company has failed to meet the debt service requirements of the Revolving Facility and the Term Loan.

     In November 1999, the Company amended the Revolving Facility and the Term Loan by reducing the borrowing capacity under the Revolving Facility by $5.0 million and increasing the current borrowings under the Term Loan by $5.0 million. The Company at this time also amended the financial covenants in the Credit Facility to take into consideration current operating results and the current market environment in which the Company operates. The revised financial covenants required a $7.5 million equity investment by January 31, 2000 and either an additional $7.5 million equity infusion or increased earnings of a similar amount in the first quarter of the year 2000. The Company has not secured any commitments for additional financing and is currently in default of the financial covenants of the Credit Facility. The Company is currently pursuing new third party equity investments, waivers of covenant failures, amendments to the debt covenants or forbearance from its lenders as well as other recapitalization opportunities that might become available and has retained an investment bank to assist in these endeavors.. There is no assurance that the Company will actually complete any financial recapitalization. Subsequent to March 30, 2000, the Company has failed to meet the debt service requirements of the Revolving Facility and the Term Loan. See Notes 1 and 6 to the consolidated financial statements.

     Net cash used in operating activities during the year ended December 31, 1999 was $4.0 million. Net cash used in investing activities during the twelve months ended December 31, 1999 was $11.5 million. Investment activities' cash expenditures were primarily for capital expenditures of $6.8 million and $4.7 million for the final settlement on the Dickson earn-out. Net cash consumed by investing activities were funded through additional borrowings on the revolving credit facility. During 1999, the net Revolving Facility and Term Loan borrowings were $8.8 million resulting in an outstanding Revolving Facility and Term Loan balance of $44.8 million at December 31, 1999. Additional borrowing capacity under the Company's revolver and term loan facility at December 31, 1999 totaled $2.5 million.

YEAR 2000

     The Company successfully completed its program to prepare its computer systems and applications for the Year 2000 and experienced no significant system or application failures. Based on present information, management does not believe there are any ongoing business risks associated with processing of date-sensitive data by the Company's computerized information systems and equipment as it relates to the Year 2000. The Company was able to complete the Year 2000 conversion tasks within the total projected cost of approximately $750,000.

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

  Interest Rate Exposure

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt. At December 31, 1999, $64.8 million of the Company's indebtedness was subject to variable interest rates with a weighted average effective interest rate of 9.9% for the year then ended. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before taxes by $0.6 million. At December 31, 1999, the fair value of the Company's fixed rate debt is approximately $4.6 million based upon discounted future cash flows using current market prices.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                             INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Independent Public Accountants....................    20
Consolidated Balance Sheets.................................    21
Consolidated Statements of Operations and Comprehensive
  Income (Loss).............................................    22
Consolidated Statements of Stockholders' Equity.............    23
Consolidated Statements of Cash Flows.......................    24
Notes to Consolidated Financial Statements..................    25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TransCoastal Marine Services, Inc.:

     We have audited the accompanying consolidated balance sheets of TransCoastal Marine Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations and other comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransCoastal Marine Services, Inc. and subsidiaries as of December 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recent operating losses, negative cash flows, debt covenant violations, significantly decreased liquidity and in 2000, has failed to meet debt service requirements of certain of its debt agreements. Additionally, as discussed in Notes 1 and 11, should there be an adverse outcome related to the collection of a receivable from a Mexican joint venture or should significant payments be required to resolve existing disputes with a customer, the Company's liquidity and viability would be further negatively impacted. The Company is expected to continue to experience negative cash flows as it pursues its business strategy which will necessitate additional financing. The Company has not secured any commitments for any such additional financing requirements, and there can be no assurance that the Company will be able to meet its obligations as they become due or be able to restructure the debt with its lenders and other creditors. These matters raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
April 7, 2000

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $  9,020   $    443
  Contracts and accounts receivable, net of allowance of
     $1,182 and $4,960, respectively........................    31,470     28,779
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................     6,629      4,039
  Other current assets......................................     7,941      8,206
                                                              --------   --------
          Total current assets..............................    55,060     41,467
PROPERTY AND EQUIPMENT, net.................................    96,135     82,075
GOODWILL, net of amortization and write-down of $2,195 and
  $90,659, respectively.....................................    80,430         --
OTHER NONCURRENT ASSETS.....................................     4,972      6,332
                                                              --------   --------
          Total assets......................................  $236,597   $129,874
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt and notes payable....  $  6,018   $ 47,272
  Subordinated debt.........................................        --     20,000
  Accounts payable..........................................    16,949     15,379
  Accrued expenses..........................................     9,836     21,798
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................     6,741      3,597
                                                              --------   --------
          Total current liabilities.........................    39,544    108,046
LONG-TERM DEBT, net of current maturities...................    35,096      2,153
SUBORDINATED DEBT...........................................    20,000         --
DEFERRED INCOME TAXES.......................................    21,729         --
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK, Series A 7% cumulative, $.001
  par value, 140 shares authorized, issued and outstanding
  at December 31, 1999, carried at $1,000 per share
  redemption value plus accrued dividends...................        --        146
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 2,000,000 shares
     authorized, none issued and outstanding................        --         --
  Common stock, $.001 par value, 20,000,000 shares
     authorized, 10,198,441 and 11,248,441 shares issued and
     outstanding at December 31, 1998 and 1999,
     respectively...........................................        10         11
  Restricted common stock, $.001 par value, 3,000,000 shares authorized, 250,000 and 0 shares issued and outstanding
     at December 31, 1998 and 1999, respectively............        --         --
  Additional paid-in capital................................   133,899    137,566
  Accumulated deficit.......................................   (13,699)  (118,048)
  Accumulated other comprehensive income....................        18         --
                                                              --------   --------
          Total stockholders' equity........................   120,228     19,529
                                                              --------   --------
          Total liabilities and stockholders' equity........  $236,597   $129,874
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1997       1998       1999
                                                              -------   --------   ---------
REVENUES....................................................  $57,517   $188,878   $ 146,975
COSTS AND EXPENSES:
  Cost of revenues..........................................   46,507    154,076     143,458
  Selling, general and administrative.......................    6,309     13,202      11,778
  Depreciation and amortization.............................    2,102      9,828      12,925
  Restructuring and special charges.........................       --      2,418       1,655
  Loss on asset impairment..................................       --         --      96,562
                                                              -------   --------   ---------
          Operating income..................................    2,599      9,354    (119,403)
OTHER INCOME (EXPENSE), net:
  Interest expense, net.....................................     (530)    (4,376)     (7,159)
  Other income(expense), net................................      475       (662)        484
                                                              -------   --------   ---------
INCOME (LOSS) BEFORE INCOME TAXES...........................    2,544      4,316    (126,078)
PROVISION (BENEFIT) FOR INCOME TAXES........................      527      1,511     (21,729)
                                                              -------   --------   ---------
NET INCOME (LOSS)...........................................  $ 2,017   $  2,805   $(104,349)
                                                              =======   ========   =========
COMPREHENSIVE INCOME:
  Net Income (Loss).........................................  $ 2,017   $  2,805   $(104,349)
  Unrealized holding gains (losses) arising during the
     period net of tax (benefit) of $187, $(11) and $0......      281        (20)        (18)
                                                              -------   --------   ---------
COMPREHENSIVE INCOME (LOSS).................................  $ 2,298   $  2,785   $(104,367)
                                                              =======   ========   =========
INCOME (LOSS) PER SHARE:
  Basic.....................................................  $    --   $   0.29   $   (9.53)
  Diluted...................................................  $    --   $   0.29   $   (9.53)
PRO FORMA INFORMATION (UNAUDITED):
  Income before income taxes................................  $ 2,544   $     --   $      --
  Pro forma income taxes....................................    1,194         --          --
                                                              -------   --------   ---------
  Pro forma net income......................................  $ 1,350   $     --   $      --
                                                              =======   ========   =========
PRO FORMA INCOME (LOSS) PER SHARE (UNAUDITED):
  Basic.....................................................  $  0.40   $     --   $      --
  Diluted...................................................  $  0.40   $     --   $      --
NUMBER OF SHARES USED IN PER SHARE COMPUTATIONS:
  Basic.....................................................    3,363      9,583      10,951
  Diluted...................................................    3,393      9,583      10,951

  The accompanying notes are an integral part of these consolidated financial statements.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                        ACCUMULATED
                                                             RESTRICTED                                    OTHER
                                       COMMON STOCK         COMMON STOCK      ADDITIONAL   RETAINED    COMPREHENSIVE
                                    -------------------   -----------------    PAID-IN     EARNINGS       INCOME
                                      SHARES     AMOUNT    SHARES    AMOUNT    CAPITAL     (DEFICIT)      (LOSS)         TOTAL
                                    ----------   ------   --------   ------   ----------   ---------   -------------   ---------
Balance at December 31, 1996......   2,006,331    $ 2           --    $ --     $    122    $   7,275       $ 319       $   7,718
  Issuance of common shares to
    management....................     275,000     --           --      --        2,200           --          --           2,200
  Issuance of common shares to
    consultants...................       6,000     --           --      --           44           --          --              44
  Initial Public Offering, net of
    offering costs................   5,750,000      6                   --       94,733           --          --          94,739
  Share exchange (Note 8).........    (250,000)    --      250,000      --
  Acquisitions of Founding
    Companies.....................   1,111,110      1           --      --       15,999           --          --          16,000
  Revaluation of Founders' shares
    in connection with
    acquisitions (Note 3).........          --     --           --      --       14,039           --          --          14,039
  Issuance of MGCO Warrant and
    Lender Warrant................          --     --           --      --        1,238           --          --           1,238
  Dividends.......................          --     --           --      --           --       (2,733)         --          (2,733)
  Distributions to Woodson
    stockholders..................          --     --           --      --           --      (19,836)         --         (19,836)
  Net income......................          --     --           --      --           --        2,017          --           2,017
  Change in valuation allowance
    for net unrealized loss on
    available-for-sale
    securities....................          --     --           --      --           --           --        (281)           (281)
                                    ----------    ---     --------    ----     --------    ---------       -----       ---------
Balance at December 31, 1997......   8,898,441      9      250,000      --      128,375      (13,277)         38         115,145
  Acquisition of Dickson..........   1,300,000      1           --      --        5,524           --          --           5,525
  Distributions to Woodson
    stockholders..................          --     --           --      --           --       (3,227)         --          (3,227)
  Net income......................          --     --           --      --           --        2,805          --           2,805
  Change in valuation allowance
    for net unrealized loss on
    available-for-sale
    securities....................          --     --           --      --           --           --         (20)            (20)
                                    ----------    ---     --------    ----     --------    ---------       -----       ---------
Balance at December 31, 1998......  10,198,441     10      250,000              133,899      (13,699)         18         120,228
  Shares issued in settlement of
    Dickson earn-out..............     800,000      1           --      --        2,949           --          --           2,950
  Issuance of stock options in
    lieu of cash expenses.........          --     --           --      --           50           --          --              50
  Issuance of warrants to a
    lender........................          --     --           --      --          668           --          --             668
  Transfer of restricted shares to
    common shares.................     250,000     --     (250,000)     --           --           --          --              --
  Net loss........................          --     --           --      --           --     (104,349)         --        (104,349)
  Change in valuation allowance
    for net unrealized loss on
    available-for-sale
    securities....................          --     --           --      --           --           --         (18)            (18)
                                    ----------    ---     --------    ----     --------    ---------       -----       ---------
Balance at December 31, 1999......  11,248,441    $11           --    $ --     $137,566    $(118,048)      $  --       $  19,529
                                    ==========    ===     ========    ====     ========    =========       =====       =========

  The accompanying notes are an integral part of these consolidated financial statements.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1997       1998       1999
                                                              --------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  2,017   $  2,805   $(104,349)
  Adjustments to reconcile net income to net cash provided
    by operating activities --
    Depreciation and amortization...........................     2,102      9,828      12,925
    Gain on sale of investments.............................      (281)       (26)        (29)
    Allowance for doubtful accounts.........................        --      1,182       3,778
    Compensation expense on stock issuance to senior
     management.............................................     2,200         --          --
    Deferred income taxes...................................      (139)     1,219     (21,729)
    Loss on asset impairment................................        --         --      96,562
    Amortization of debt issuance cost......................        --      1,553       1,016
    Stock options and warrants issued in lieu of cash
     expenses...............................................        --         --         336
    Other...................................................       448        560        (326)
  Changes in operating assets and liabilities --
    (Increase) decrease in --
      Contracts and accounts receivable, net................   (17,796)    (9,187)     (1,087)
      Costs and estimated earnings in excess of billings on
       uncompleted contracts................................    (3,272)    (1,301)      2,590
      Other current assets..................................    (1,729)    (1,223)       (265)
      Other noncurrent assets...............................      (446)    (1,206)       (546)
    Increase (decrease) in --
      Accounts payable and accrued expenses.................    19,205     (1,107)     10,392
      Billings in excess of costs and estimated earnings on
       uncompleted contracts................................     1,651      2,186      (3,144)
      Other current liabilities.............................       291         --          --
      Deferred income taxes.................................     1,510        596          --
                                                              --------   --------   ---------
        Net cash provided by (used in) operating
        activities..........................................     5,761      5,879      (3,876)
                                                              --------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment..............        --        677          48
  Capital expenditures......................................    (6,759)   (36,084)     (6,873)
  Purchase of investments and annuity contract..............    (3,000)        --          --
  Proceeds from sale of investments.........................     1,472         76          --
  Cash paid for acquisitions including related costs, net of cash acquired of $1,726, $4,676 and $0 in 1997, 1998 and
    1999, respectively......................................   (67,341)    (5,840)     (4,739)
  Distribution to Woodson stockholders......................   (19,836)    (3,227)         --
  Other.....................................................      (696)        --          --
                                                              --------   --------   ---------
        Net cash used in investing activities...............   (96,160)   (44,398)    (11,564)
                                                              --------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on Credit Agreement............................    10,000     46,000       7,500
  Proceeds from notes payable...............................        --      2,464          48
  Principal payments on notes payable.......................      (229)    (1,682)       (539)
  Principal payments on notes payable to stockholders.......      (450)        --          --
  Borrowings on long-term debt..............................     3,432         --       7,000
  Principal payments on long-term debt......................   (11,053)    (1,659)     (5,698)
  Payment of dividends to stockholders......................    (2,733)        --          --
  Issuance of Common Stock to consultants...................        44         --          --
  Issuance of Common Stock, net of offering costs...........    94,739         --          --
  Debt issuance costs.......................................    (2,052)        --      (1,448)
                                                              --------   --------   ---------
        Net cash provided by financing activities...........    91,698     45,123       6,863
                                                              --------   --------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     1,299      6,604      (8,577)
CASH AND CASH EQUIVALENTS, beginning of year................     1,117      2,416       9,020
                                                              --------   --------   ---------
CASH AND CASH EQUIVALENTS, end of year......................  $  2,416   $  9,020   $     443
                                                              ========   ========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION AND FINANCIAL CONDITION

  Business and Organization

     TransCoastal Marine Services, Inc. ("TCMS") was organized in April 1996, to create a fully integrated marine construction company focusing on transition zone and shallow water regions of the U.S. Gulf Coast. On November 4, 1997, TCMS acquired, simultaneously with the closing of its initial public offering (the "Offering"), four privately owned marine construction businesses (the "Founding Companies") and certain real properties used in the businesses of the Founding Companies in exchange for consideration consisting of cash, common stock of TCMS (the "Common Stock") and debt assumption. Unless otherwise indicated, all references herein to the "Company" mean TransCoastal Marine Services, Inc., after the Offering, and references to "TCMS" mean TransCoastal Marine Services, Inc., prior to the consummation of the acquisitions of the Founding Companies.

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

  Financial Condition

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 1999, the Company incurred a net loss of $104.3 million and also had a working capital deficit at December 31, 1999 of $66.6 million due to the classification of long-term debt as current as a result of covenant violations on the debt. The Company has also experienced negative operating cash flows, failed to comply with certain debt covenants and in 2000, has failed to meet debt service requirements of certain of its debt agreements. Additionally, should there be an adverse outcome related to the collection of a receivable from a Mexican joint venture (see Note 11) or should significant payments be required to resolve existing disputes with a customer (see Note 11), the Company's liquidity and viability would be further negatively impacted. The Company is expected to continue to experience negative cash flows as it pursues its business strategy, which will necessitate additional financing. The Company has not secured any commitments for additional financing and there can be no assurance that the Company will be able to meet its obligations as they become due or be able to restructure the debt with its lenders. The debt covenant violations could cause the lenders to seek remedies including asset seizure and/or asset liquidation. These matters raise substantial doubt as to the Company's ability to continue as a going concern. The consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Management is currently pursuing new third party equity investments, waivers of covenant violations, amendments to the debt covenants or forbearance from its lenders as well as other recapitalization opportunities that might become available. There is no assurance that the Company will actually complete any financial recapitalization. In the absence of a satisfactory recapitalization, the Company anticipates its liquidity problems will likely continue, and the Company may be forced to seek protection from its creditors through bankruptcy.

     The current state of the oil and gas services industry in which the Company operates has been adversely impacted by the uncertainty and volatility in oil and natural gas commodity prices. These factors have adversely impacted the major and independent oil and gas exploration and production companies, certain drilling contractors, hydrocarbon transportation companies and other marine construction companies (collectively, the Company's "Customer Base"). The Company's customer base has reacted to this environment by reducing capital spending on oil and gas exploration projects. The Company continues to be affected by these industry factors into 2000.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Pro forma net income for 1997 consists of the historical net income of the Company, including two S Corporations, adjusted for income taxes that would have been recorded had each company operated as a C Corporation for all of 1997.

  Use of Estimates

     The Company's financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). Financial statements prepared in accordance with GAAP require the use of management estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Additionally, management estimates affect the reported amounts of revenues and expenses during the reporting period (see revenue recognition policy). Actual results could differ from those estimates.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents excluding certain restricted amounts.

  Property and Equipment

     Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 3 years to 31.5 years. Leasehold improvements are capitalized and amortized over the shorter of the lives of the leases or the estimated useful lives of the assets. The Company reviews the carrying value of property and equipment for impairment whenever factors indicate that the carrying value of an asset may not be realizable. Impairment losses would be recorded when an asset's carrying value exceeds its fair value. Fair value is generally based on third party appraisals, discounted cash flows or management's estimates. (See Note 5 regarding a $10.3 million loss on asset impairment recorded in 1999.)

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated.

  Goodwill

     Goodwill represents the excess of the aggregate purchase price paid by the Company over the fair market value of the net tangible assets acquired. Goodwill is being amortized on a straight-line basis over 40 years, which represents management's estimation of the related benefit to be derived from the acquired businesses. The Company periodically evaluates whether events and circumstances after the acquisition date indicate that the remaining balance of goodwill may not be recoverable. If factors indicate that goodwill should be evaluated for possible impairment, the Company would compare estimated undiscounted future cash flow from the related operations to the carrying amount of goodwill. If the carrying amount of goodwill was greater than undiscounted future cash flow, an impairment loss would be recognized. Any impairment loss would be computed as the excess of the carrying amount of goodwill over the estimated fair value of the goodwill (calculated based on discounting estimated future cash flows). Accumulated amortization of goodwill was

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

$0.3 million, $2.2 million and $90.7 million as of December 31, 1997, 1998 and 1999, respectively. (See Note 5 regarding an $86.3 million loss on goodwill impairment recorded in 1999.)

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

  Debt Issuance Costs

     Debt issuance costs are included in other noncurrent assets and are amortized to interest expense over the scheduled maturity of the debt. As of December 31, 1998 and 1999, debt issuance costs, net of accumulated amortization, were $1.5 million and $2.3 million, respectively.

  Revenue Recognition

     Revenues from construction contracts, which are typically less than twelve months in duration, are recognized on the percentage-of-completion method. Under this method, the percentage of completion is determined by comparing contract costs incurred to date with total estimated contract costs. Income is recognized by applying the percentage complete to the projected total income for each contract in progress. Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies and tools. Revisions in cost and income estimates are reflected in the accounting period in which the facts requiring revision become known. In addition, anticipated losses to be incurred on contracts in progress are charged to income in the period such losses are determined. With regard to pipeline testing services performed, the Company recognizes revenues as services are provided.

  Fair Value of Financial Instruments

     The Company considers the fair value of all financial instruments to not be materially different from their carrying values at each year-end based on management's estimate of the Company's ability to borrow funds under terms and conditions similar to those applicable to the Company's existing debt.

  Income Taxes

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

     Two of the three companies comprising the Woodson Companies elected to be taxed as S Corporations for federal and state income tax purposes whereby shareholders are liable for individual federal and state income taxes on their allocated portions of the applicable entity's taxable income. Upon the closing of the Offering, the S Corporation status was changed to that of a C Corporation. Accordingly, the historical

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES financial statements as they relate to the period prior to the Offering do not include provisions for income taxes relating to those entities.

  Concentrations of Credit

     The Company's Customer Base potentially exposes the Company to concentrations of credit risk. The Company performs ongoing credit evaluation of its customers and requires posting of collateral or lien rights when deemed appropriate. The Company provides allowances for possible credit losses when necessary.

  Income (Loss) Per Share

     Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     The weighted average number of common shares outstanding used to compute basic and diluted income (loss) per share for the year ended December 31, 1997 were 3,363,000 and 3,393,000, respectively. The weighted average number of common shares outstanding used to compute basic and diluted income (loss) per share for years ended December 31, 1998 and 1999 were 9,583,000 and 10,951,000, respectively. Calculation of diluted earnings (loss) per share is similar to basic income (loss) per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. Common stock equivalents are excluded from fully diluted calculations in those periods in which a net loss is reported as they would be anti-dilutive. Weighted average shares outstanding for calculation of diluted income (loss) per share totaled 3,393,000, 9,583,000, and 10,951,000 for 1997, 1998 and 1999, respectively.
Weighted average diluted shares outstanding at December 31, 1997 included 30,000 shares related to a warrant issued to a financial advisory firm that provided services in conjunction with the Acquisitions (see Note 3).

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

     On September 1, 1998, the Company consummated the acquisition of Dickson GMP International, Inc. and four affiliated companies ("Dickson") for $10 million in cash and 1,300,000 shares of Common Stock of the Company and an earn-out. In May, 1999, in final settlement of the earn-out with Dickson, the Company paid an additional $4.7 million in cash, issued 800,000 shares of common stock to the former stockholders of Dickson.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

     Set forth below are unaudited pro forma combined revenues and income data reflecting the pro forma effect of the acquisition of Dickson on the Company's results from operations for the year ended December 31, 1998. The unaudited pro forma data presented below consist of the income statement data from operations as presented in these consolidated financial statements plus the Dickson income statement data from operations for the eight months ended August 31, 1998 (in thousands, except per share amounts). These pro forma results are not necessarily indicative of the results that would actually have occurred if the acquisition of Dickson had taken place at the beginning of 1998, nor are they necessarily indicative of future results. The Company made no acquisitions in 1999.

                                                           YEAR ENDED
                                                        DECEMBER 31, 1998
                                                        -----------------
                                                           (UNAUDITED)
Revenues..............................................      $218,698
Net income............................................      $  3,233
Diluted earnings per share............................      $   0.31

4. RESTRUCTURING AND SPECIAL CHARGES

     In September of 1999, the Company completed a functional review of its Fabrication & Offshore Group's operations and foreign and domestic facilities. As a result of this review, the Company recorded a special charge in the amount of $1.7 million ($1.0 million, net of tax, or $0.09 per diluted share for year ended December 31, 1999). The components of the charge consists of: (a) $1.2 million severance costs related to former employees terminated as a result of the Company's 1999 headcount reduction initiative and (b) $0.5 million in costs associated with the closing of foreign facilities and reduction in operations in Nigeria and South America.

     In December 1998, under direction of the Company's new chief executive officer appointed in November 1998, the Company's management undertook a comprehensive review of its operations, properties and lease commitments and personnel. As a result of this review, the Company recorded a special charge in the amount of $2.4 million ($1.6 million, net of tax, or $0.17 per diluted share). The components of the charge consist of: (a) $1.8 million severance costs related to former officers and employees terminated as a result of the Company's 1998 headcount reduction initiative and (b) $0.6 million for the estimated loss on the planned sale of facilities resulting from the planned consolidation of certain operating facilities. These actions were completed in 1999.

     At December 31, 1998 and 1999, the net realizable value of the land, buildings, and improvements held for sale totaled $3.4 million, and has been included in other current assets in the accompanying 1998 and 1999 balance sheets. Additionally, accrued liabilities totaling approximately $1.3 million and $2.2 million as of December 31, 1998 and 1999, respectively, have been recorded for severance and other costs related to the change in the Company's operating plan. For 1999, these amounts are preliminary in nature pending the ultimate sale of identified facilities.

5. LOSS ON ASSET IMPAIRMENT

     As described in Note 1, the Company's Customer Base has been adversely impacted by the uncertainty and volatility in oil and natural gas commodity prices, which has adversely impacted the Company's operations, resulting in negative cash flows, operating losses, debt covenant violations and significantly decreased liquidity, all of which have continued in 2000. These factors have caused the Company's future to be uncertain and management to evaluate the realization of the Company's long-lived assets, including property, equipment and goodwill.

     In accordance with the Company's policies for evaluating impairment, and based on forecasts and other objective data, management believes it is unlikely that the Company will recover any of the carrying value of

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES goodwill. The entire $86.3 million balance of goodwill as of December 31, 1999, has been impaired and accordingly is being written-off.

     The Company also recorded an impairment write-off of approximately $10.3 million related primarily to the Company's vessels, barges and certain leasehold improvements. The impairment was in part based on current forecasts as well as independent appraisals on specific assets. After recording the total of $96.6 million in impairment allowances, the Company's remaining net book value approximates the Company's current market capitalization, further supporting management's decision.

     Although the Company's Customer Base has been adversely impacted by uncertainty and volatility for several years, the Company had generated income and positive cash flow from operations for the years ended December 31, 1997 and 1998. Based on management's prior assessments of the realization of the Company's assets, no impairment was considered necessary in prior years. The prolonged nature and severity of the adverse industry conditions resulted in the Company's financial difficulties as previously described. The Company's financial difficulties became critical in the latter half of 1999 and have continued into 2000. Management believes the impairments were appropriately recorded in the fourth quarter of 1999.

6. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

     Contracts and accounts receivable consisted of the following (in thousands):

                                                              DECEMBER 31,
                                                            -----------------
                                                             1998      1999
                                                            -------   -------
Completed contracts, net of allowance.....................  $14,720   $25,896
Contracts in progress -- Current..........................   13,531     2,796
Retainage due within one year.............................    2,889        87
Accounts receivable.......................................      330        --
                                                            -------   -------
                                                            $31,470   $28,779
                                                            =======   =======

     Information with respect to uncompleted contracts is as follows (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1999
                                                          --------   --------
Costs incurred on uncompleted fixed costs contracts.....  $ 19,209   $ 24,973
Estimated profit earned to date.........................     7,842      1,868
                                                          --------   --------
                                                            27,051     26,841
Less -- Billings to date................................   (25,915)   (26,811)
                                                          --------   --------
                                                             1,136         30
Unbilled costs and earnings on time and materials
  contracts.............................................     4,078        412
Billings in excess of costs and earnings on time and
  materials contracts...................................    (5,326)        --
                                                          --------   --------
                                                          $   (112)  $    442
                                                          ========   ========

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

     The above amounts are included in the accompanying balance sheets under the following captions (in thousands):

                                                              DECEMBER 31,
                                                            -----------------
                                                             1998      1999
                                                            -------   -------
Costs and estimated earnings in excess of billings on
  uncompleted contracts...................................  $ 6,629   $ 4,039
Billings in excess of costs and estimated earnings on
  uncompleted contracts...................................   (6,741)   (3,597)
                                                            -------   -------
                                                            $  (112)  $   442
                                                            =======   =======

     Other current assets consisted of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               1998     1999
                                                              ------   ------
Land and buildings held for sale............................  $3,401   $3,371
Prepaid insurance...........................................   2,487    2,372
Other.......................................................   2,053    2,463
                                                              ------   ------
                                                              $7,941   $8,206
                                                              ======   ======

     Property and equipment consisted of the following (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1999
                                                          --------   --------
Land....................................................  $    202   $    202
Marine vessels and transportation equipment.............    74,244     74,156
Buildings and improvements..............................     5,985      6,709
Furniture and fixtures..................................     1,351      1,709
Machinery and equipment.................................    27,717     26,504
Construction in progress................................       439        756
                                                          --------   --------
                                                           109,938    110,036
Less: Accumulated depreciation and amortization.........   (13,803)   (27,961)
                                                          --------   --------
                                                          $ 96,135   $ 82,075
                                                          ========   ========

     Other noncurrent assets consisted of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               1998     1999
                                                              ------   ------
Restricted annuity investment collateralizing note
  Payable...................................................  $2,650   $2,350
Debt issuance costs, net....................................   1,513    2,327
Other.......................................................     809    1,655
                                                              ------   ------
                                                              $4,972   $6,332
                                                              ======   ======

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

     Accrued expenses consisted of the following (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              1998     1999
                                                             ------   -------
Interest...................................................  $   --   $ 1,490
Accrued accounts payable...................................   4,052     5,019
Federal and state income tax payable.......................     701        --
Payroll, payroll taxes and employee benefits...............   1,454       574
Restructuring accrual......................................   1,295     2,249
Retainage payable..........................................     844       210
Accrued liabilities........................................     900    11,335
State sales tax............................................     390        50
Other......................................................     200       871
                                                             ------   -------
                                                             $9,836   $21,798
                                                             ======   =======

7. SUMMARY OF FINANCING ARRANGEMENTS

     Long-term debt at December 31, 1998 and 1999 consisted of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1999
                                                           -------   --------
Credit Facility: (see below)
  Revolving facility.....................................  $    --   $  7,500
  Term loan..............................................       --     37,302
  Subordinated debt......................................       --     20,000
  Credit Agreement.......................................   56,000         --
Note payable to a Founding Company, interest at 8%, due
  over ten-year term ending in 2007, secured by insurance
  annuity................................................    2,650      2,350
Various notes to finance companies payable in aggregate
  monthly installments of $279,000 including interest at
  6.5% to 9.0%, maturing through July 2002, secured by
     equipment, land and buildings.......................    2,464      2,273
                                                           -------   --------
                                                            61,114     69,425
Less -- Current maturities...............................   (6,018)   (67,272)
                                                           -------   --------
                                                           $55,096   $  2,153
                                                           =======   ========

  Credit Facility

     In January 1999, the Company entered into a "Credit Facility" with financial institutions, replacing the existing credit agreement with an aggregate credit facility of $70 million. The Credit Facility is comprised of three separate credit agreements: (a) a three year revolving credit agreement ("Revolving Facility") for up to $15.0 million; (b) a seven year term credit agreement ("Term Loan") for $35.0 million, and (c) a five year subordinated debt agreement ("Subordinated Debt") of $20.0 million.

     In November 1999 the Company renegotiated the terms of its Revolving Facility to reduce the facility to $10.0 million and amend the financial covenants. At that time the Company also obtained waivers for financial covenant defaults at September 1999. Borrowings under the Revolving Facility bear interest on a sliding scale of 175 to 275 basis points over either the Base Rate or LIBOR, depending upon the ratio of senior funded debt to the Company's earnings before interest, taxes, depreciation, and amortization (EBITDA). The choice of using the Base Rate or the LIBOR rate is at the option of the Company. The Base Rate is defined as the

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES higher of the federal funds rate plus 50 basis points or the prime rate. Interest is payable monthly. At December 31, 1999, the average interest rate on borrowings under the Revolving Facility was 9%. The borrowing capacity under the Revolving Facility is calculated using a borrowing base that includes accounts receivable and inventory. At December 31, 1999, the Company was in default with regard to certain financial and other covenants. The Company is currently seeking waivers for these defaults. However, there can be no assurance that the Company will be able to obtain such waivers. Therefore, the outstanding balance of $7.5 million at December 31, 1999, has been classified as current in the accompanying financial statements.

     In November 1999 the Company renegotiated the terms of its Term Loan to increase the then outstanding balance of the facility by $5.0 million and amended the financial and other covenants. At that time the Company also obtained waivers for financial covenant defaults at September 1999. Borrowings under the Term Loan Facility bear interest at LIBOR plus 250 basis points. At December 31, 1999, the interest rate on borrowings under the Term Loan was 8.6%. Principal and interest are due monthly beginning January 1, 2000 with the first principal payment being in the amount of $1,083,000. The remaining balance is to be paid in 46 payments of approximately $542,000 plus interest; 25 payments of approximately $437,000 plus interest, and the final payment for the then outstanding balance plus interest. At December 31, 1999, the Company is in default with regard to certain financial and other covenants and subsequent to year-end has failed to meet the scheduled debt service payment requirements of the Term Loan. The Company is currently seeking waivers for these defaults. However, there can be no assurance that the Company will be able to obtain such waivers. Therefore, the outstanding balance of $37.3 million at December 31, 1999 has been classified as current in the accompanying financial statements.

     In November 1999 the Company re-negotiated the terms of its Subordinated Debt and amended the financial covenants. At that time the Company also obtained waivers for financial and other covenant defaults at September 1999. Borrowings under the Subordinated Debt bear interest on a sliding scale of 275 to 575 basis points over the Prime Rate depending upon the ratio of senior funded debt to the Company's earnings before EBITDA. The Prime Rate is defined as the higher of the federal funds rate plus 50 basis points or the prime rate. At December 31, 1999, the interest rate on borrowings under the Subordinated Debt was 14.3%. Interest is payable quarterly beginning March 31, 1999, with principal due upon maturity on the fifth anniversary of the subordinated debt agreement. At December 31, 1999, the Company is in default with regard to certain financial and other covenants. The Company is currently seeking waivers for these defaults. However, there can be no assurance that the Company will be able to obtain such waivers. Therefore, the outstanding balance of $20.0 million at December 31, 1999 has been classified as current in the accompanying financial statements.

     Commitment fees on the daily average unused commitment under the Revolving Facility are payable monthly at an annual rate ranging from 0.25% to .375%. Borrowings under the Credit Facility are secured by liens on substantially all of the Company's assets (including accounts receivable and subsequently acquired property) and a pledge of the capital stock of all subsidiaries. The Credit Facility requires the Company to comply with various loan covenants, including
(a) maintenance of certain financial ratios, (b) restrictions on additional indebtedness and (c) restrictions on liens, guarantees, advances and dividends. In connection with the Subordinated Debt, the Company issued to the subordinated lender a warrant to acquire 233,000 shares of Common Stock at an exercise price of $3.12 per share and cancelled the previously issued warrant to acquire 175,000 shares of Common Stock issued in conjunction with the 1997 credit agreement. In November 1999 the Company issued the subordinated lender an additional warrant to acquire 175,000 shares of Common Stock at an exercise price of $3.69 per share in conjunction with obtaining the waiver of the September 1999 defaults and amendment to the financial covenants. The warrants are exercisable for five years from the date of issuance. Upon issuance, the 408,000 warrants were valued at $668,000 based on fair market value as determined by management and use of the Black-Scholes pricing mode.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

     Annual maturities of long-term debt at December 31, 1999, after giving effect to acceleration due to debt covenant violations, are as follows (in thousands):

                 YEAR ENDING DECEMBER 31,
                 ------------------------
2000......................................................   $67,272
2001......................................................       377
2002......................................................       326
2003......................................................       300
2004......................................................       300
Thereafter................................................       850
                                                             -------
                                                             $69,425
                                                             =======

8. STOCKHOLDERS' EQUITY

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

     In April 1997, TCMS issued 3,000 shares of Common Stock to a consultant for services performed in connection with the Offering. The difference of $12,200 between the amount paid and the estimated fair market value of the shares on the date of issue was recorded as deferred offering costs in the second quarter of 1997. In July 1997, an additional 3,000 shares of Common Stock were issued with the same terms to another consultant for services performed in connection with the Offering. An additional $32,000 was recorded as deferred offering costs in the third quarter of 1997. Such costs were charged to additional paid-in capital upon consummation of the Offering.

     In September 1998, the Company issued 1,300,000 shares of Common Stock to the former stockholders of Dickson as partial consideration for all the outstanding stock of Dickson. The Company valued the shares at $5.5 million or $4.25 per share, which was the quoted closing price of the stock on the day preceding the closing of the acquisition.

     On May 19, 1999, the Company issued 400,000 shares of Common Stock to the former stockholders of Dickson. The shares were issued in partial consideration of the earn-out portion of the acquisition price of all the outstanding stock of Dickson.

  Preferred Stock

     On May 19, 1999, the Company issued 1,680 shares of Series B 5% cumulative convertible preferred stock and 140 shares of Series A 7% redeemable cumulative preferred stock (Series A Preferred Stock) to the former stockholders of Dickson. The shares were issued in partial consideration of the earn-out portion of the acquisition price of all the outstanding stock of Dickson. On May 26, 1999, the 1,680 shares of Series B 5% cumulative convertible preferred stock were automatically converted into 400,000 shares of Common Stock upon the approval by the stockholders of the Company. The approval of the issuance of the Common Stock

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

(as part of the acquisition of Dickson) by the stockholders was required in accordance with the rules and regulations of Nasdaq National Market.

     The Series A Preferred Stock vote as a single class on matters which adversely affect any right, preference, privilege, or voting power of the Series A Preferred Stock. The Series A Preferred Stock votes as a class on the issuance of additional shares of Series A Preferred Stock or the creation of a class or series of preferred stock which is senior to the Series A Preferred Stock. The Series A Preferred Stock, as presented in the accompanying balance sheets, has a redemption price of $1,000 per share, together with accrued and unpaid dividends thereon. Redemption is at the option of the holders for any or all the outstanding shares after May 19, 2004 or at the option of the Company after May 19, 2005. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the Series A Preferred Stock shall be paid the redemption price plus all accrued dividends to the date of liquidation, dissolution or winding up of affairs before any payment to other stockholders.

  Restricted Common Stock

     All outstanding shares of Restricted Common Stock were converted into shares of Common Stock during 1999.

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

  Stock Options

     In August 1997, the Board of Directors and the stockholders of TCMS approved the 1997 Stock Option Plan (the "Plan"). The Plan provides for the granting of stock options to directors, executive officers, certain other employees and certain non-employee consultants of the Company. The Plan, which was amended during 1998 to permit up to 950,000 shares of Common Stock to be issued, terminates in August 2007. In general, the terms of the option awards provide for vesting up to 5 years and expire 10 years from date of grant.

     In December 1998, the Board of Directors approved the Transcoastal Marine Services, Inc. 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for granting of stock options to the Chairman and CEO and the Executive Vice President necessary to fulfill the Company's obligations under their respective employment agreements. The 1998 Plan terminates in November 2001. In general, that the terms of the option awards provide for vesting up to 5 years and expire 10 years from date of grant.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

     The following table summarizes activity under the Plan for the years ended December 31, 1997, 1998 and 1999:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                                          EXERCISE
                                                               SHARES      PRICE
                                                              ---------   --------
Outstanding at December 31, 1996............................         --    $   --
  Granted...................................................    444,325    $18.00
  Exercised.................................................         --        --
  Canceled/expired..........................................    (16,167)   $18.00
                                                              ---------
Outstanding at December 31, 1997............................    428,158    $18.00
  Granted...................................................  1,262,500    $ 4.02
  Exercised.................................................         --        --
  Canceled/expired..........................................   (128,753)   $16.09
                                                              ---------
Outstanding at December 31, 1998............................  1,561,905    $ 5.82
  Granted...................................................    801,613    $ 3.74
  Exercised.................................................         --        --
  Canceled..................................................    (16,600)   $ 3.25
                                                              ---------
Outstanding at December 31, 1999............................  2,346,918    $ 5.13
                                                              =========

     The following table summarizes certain information about stock options outstanding at December 31, 1999:

                                                           WEIGHTED
                                        NUMBER             AVERAGE           WEIGHTED
            RANGE OF                OUTSTANDING AT        REMAINING          AVERAGE
         EXERCISE PRICES           DECEMBER 31, 1999   CONTRACTUAL LIFE   EXERCISE PRICE
         ---------------           -----------------   ----------------   --------------
$2.25-$4.125.....................      2,005,780          9.2 years           $ 3.42
$6.00-$11.00.....................        121,000          8.4 years           $10.01
$18.00...........................        220,138          7.7 years           $18.00
                                       ---------
                                       2,346,918          9.0 years           $ 5.13
                                       =========

     At December 31, 1997, 1998 and 1999, exercisable option shares were 0, 767,131 and 1,371,329, respectively. Unexercised options expire during the years 2007 through 2009.

     Entities are permitted to choose between a fair value-based method of accounting for employee stock options or similar equity instruments and the intrinsic, value-based method of accounting. The Company has elected the intrinsic, value-based method and accordingly must make pro forma disclosures of net income and income (loss) per share as if the fair value method of accounting had been applied. Since options have been issued at fair market value, no deferred compensation expense has been recorded in the accompanying financial statements.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

     The following pro forma summary of the Company's consolidated results of operations have been prepared as if the fair value based method of accounting for stock based compensation had been applied (in thousands, except per share amounts):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                           ------------------
                                                            1998      1999
                                                           ------   ---------
Net income (loss), as reported...........................  $1,127   $(104,349)
Pro forma net income attributable to common
  Stockholders...........................................  $1,127   $(106,426)
Diluted net income (loss) per share
  As reported............................................  $ 0.12   $   (9.53)
  Pro forma..............................................  $ 0.12   $   (9.72)

     Fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1999.

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                          ---------------------
                                                            1998        1999
                                                          ---------   ---------
Risk-free interest rate.................................        5.0%       5.31%
Dividend yield..........................................         --          --
Volatility factor.......................................       44.0%       44.8%
Weighted average expected life..........................  7.7 years   7.5 years

  Common Stock Warrants

     During the first quarter of 1997, TCMS entered into an advisory agreement with an investment banking firm which provided for the issuance of a warrant to acquire 50,000 shares of Common Stock at a per share exercise price equal to $8.00. The warrant may be exercised in whole or, from time to time, in part, at any time during the five-year period beginning six months after the Offering closes. In connection with the warrant, TCMS granted certain registration rights to the firm. Additionally, in connection with the Credit Agreement, the Company issued to its subordinated lender warrants to acquire 233,000 and 175,000 shares of Common Stock at an exercise price of $3.12 and $3.69, respectively (See Note 7 regarding cancellation of warrant in 1999). As of December 31, 1997, 1998 and 1999, no warrants had been exercised. These warrants were valued by management, using the Black-Scholes pricing model, at approximately $0.7 million.

9. LEASES

     The Company leases facilities under noncancellable operating leases. The following represents future minimum rental payments under noncancellable operating leases (in thousands):

YEAR ENDING DECEMBER 31,
------------------------
2000.......................................................   $  998
2001.......................................................      786
2002.......................................................      502
2003.......................................................      344
2004.......................................................      230
Thereafter.................................................    1,516
                                                              ------
                                                              $4,376
                                                              ======

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

     Rental expense for the years ended December 31, 1997, 1998 and 1999 was approximately $163,000, $1,173,000 and $1,037,000, respectively. Included in these amounts are rent expenses and commissions paid to related parties for the years ended December 31, 1997, 1998 and 1999 of approximately $90,000, $8,000 and $0, respectively.

10. INCOME TAXES

     Federal and state income tax provisions (benefits) are as follows (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                    1997     1998      1999
                                                    -----   ------   --------
Federal
  Current.........................................  $ 583   $   59   $     --
  Deferred........................................   (127)   1,409    (17,947)
State
  Current.........................................     71       43         --
  Deferred........................................     --       --     (3,782)
                                                    -----   ------   --------
                                                    $ 527   $1,511   $(21,729)
                                                    =====   ======   ========

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 34% to income before income tax as follows (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                    1997     1998      1999
                                                    -----   ------   --------
Income tax expense at the statutory rate..........  $ 865   $1,467   $(42,864)
Increase (decrease) resulting from:
  State income taxes, net of related federal tax
     effect.......................................     71       43     (3,782)
  Woodson S Corp. income..........................   (667)      --         --
  Nondeductible goodwill, net.....................     94      256     24,398
  Other...........................................    164     (255)       519
                                                    -----   ------   --------
                                                    $ 527   $1,511   $(21,729)
                                                    =====   ======   ========

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

     Deferred income tax provisions result from temporary differences in the recognition of revenues and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred assets and liabilities result principally from the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                             1998      1999
                                                           --------   -------
Deferred tax assets:
  Net operating loss carryforwards.......................  $     --   $17,281
  Write-off of bad debts.................................       472     1,984
                                                           --------   -------
          Total gross deferred tax assets................       472    19,265
  Less -- Valuation allowance............................        --    (9,284)
                                                           --------   -------
          Net deferred tax assets........................       472     9,981
Deferred tax liabilities:
  Tax depreciation in excess of book depreciation........    18,466     9,981
  Other..................................................     3,735        --
                                                           --------   -------
          Total..........................................    22,201     9,981
                                                           --------   -------
          Net deferred income tax liabilities............  $(21,729)  $   (--)
                                                           ========   =======

     As of December 31, 1999, the Company had a net operating loss (NOL) of approximately $42.0 million which is available to offset future taxable income. Due to uncertainties regarding the Company's ability to fully utilize the NOL during the carryforward period, the Company has provided a valuation allowance of approximately $9.3 million at December 31, 1999.

11. COMMITMENTS AND CONTINGENCIES

  Chevron Dispute

     In December 1999, Chevron Global Technologies Services Company ("Chevron") informed the Company of its intention to seek reimbursements totaling approximately $27.0 million for various disputed billings associated with certain fabrication projects. The Company has begun proceedings with Chevron in order to bring a resolution to the matters regarding the disputed billings. At December 31, 1999, the Company had outstanding two letters of credit, totalling $8.6 million, issued in favor of Chevron. While the Company is unable to estimate precisely the ultimate dollar amount of exposure, if any, related to this matter, it has made accruals for management's estimate of the exposure. Due to the evolving nature of the disputed items with Chevron, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts required to be paid, if any. If Chevron were to prevail, it would have a significant impact on the operations of the Company's subsidiary, TransCoastal Fabrication & Offshore Group, Inc. (formerly Dickson GMP International, Inc.) and the Company.

  Contract Receivable

     During 1999, the Company was informed that the Mexican joint venture, also the general contractor, of one of the Company's major vessel charter contracts was in poor financial condition and would cease to perform construction in the Gulf of Mexico. At December 31, 1999, the contract receivable outstanding was $19.8 million. The Company has continued to negotiate with the joint venture as to future payments. While the Company is unable to estimate precisely the ultimate amount that may be collected, it has provided a reserve for management's estimate of amounts which may not be collected. The Company believes that the current reserve is adequate to cover any uncollectable portion of the contract receivable and expects final resolution of this matter will occur during the second or third quarter of 2000.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

  Litigation

     During 1998, the Company was involved in two class action lawsuits for unspecified personal injury and property damages arising from events in October 1991 and January 1992 during the course of a pipeline installation project for a third party gas transmission company. One of the class actions, involving approximately 9,840 class members, entitled Rivera v. United Gas Pipeline Co., No. 28738, was instituted against Woodson Construction Company, Inc. on October 29, 1991 in the 40th Judicial District Court, Parish of St. John the Baptist, State of Louisiana. This lawsuit was settled during 1998. The Company's contribution towards the settlement was approximately $50,000, and was expensed in 1998. The second class action lawsuit, involving approximately 7,858 class members, entitled Husseiney v. United Gas Pipeline Co., No. 29089, was instituted on January 27, 1992 against Woodson Construction Company, Inc. in the 40th Judicial District Court, Parish of St. John the Baptist, State of Louisiana. This lawsuit was settled during 1999. The Company's contribution towards the settlement was approximately $600,000, and was expensed in 1998.

     The Company is involved in various other lawsuits arising in the ordinary course of business, some of which involve substantial claims for damages. While the outcome of these other lawsuits cannot be predicted with certainty, management believes these other matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

  Consulting Agreements

     During February 1997, TCMS entered into a consulting and financial advisory agreement (the "Consulting Agreement") with a promoter of TCMS ("J&D"). The Consulting Agreement provided for a monthly fee of $12,500 through the closing of the Offering and was to provide for a monthly consulting fee and non-qualified stock options under the 1997 Stock Option Plan. Shortly after the Offering, the Consulting Agreement was terminated in exchange for the payment to J&D of approximately $800,000. In connection with the Consulting Agreement, a total of 36,667 options were issued to J&D. The options expired concurrent with the termination of the Consulting Agreement.

     In April 1997, TCMS entered into consulting services agreements with certain officers of the Company. Pursuant to these agreements, the officers provided executive services in connection with the formation of TCMS and the closing of the Offering. Expenses related to these contract services totaled $64,000 through the closing of the Offering, at which time these agreements terminated.

  Employment Agreements

     Members of the management team have executed employment agreements that extend through November 2001 which provide for compensation of $590,000 and $560,000 in 2000 and 2001, respectively.

12. EMPLOYEE BENEFIT PLANS

     The Company has a 401(K) Plan (the "Plan") which provides for certain contributions of up to 10 percent of the annual compensation of each participant. The Plan includes employees of at least 21 years of age with 6 months of completed service. The Company obtained a favorable tax determination letter from the Internal Revenue Service with respect to the Plan. The Company has agreed to fund 50% per dollar of contribution by an eligible employee, up to contributions totaling 6% of the employee's annual salary. The Company made contributions to the Plan of $59,000, $359,000 and $447,000 in 1997, 1998 and
1999, respectively.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

13. SALES TO MAJOR CUSTOMERS

     The customer base for the Company is primarily concentrated in the oil and gas industry. The revenues earned from each customer vary from year to year based on the contracts awarded. Sales to customers comprising 10% or more of the Company's total revenues are summarized as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                           ------------------
                                                           1997   1998   1999
                                                           ----   ----   ----
Customer A...............................................  34.5%    --     --
Customer B...............................................  32.2%    --     --
Customer C...............................................    --   21.2%  32.0%
Customer D...............................................    --     --   11.3%

14. SEGMENT INFORMATION

  Operating Segments

     The Company has two primary operating segments the Pipeline & Marine Group and the Fabrication & Offshore Group. The Pipeline & Marine Group's operations focus on the construction, burial and testing of pipelines onshore, in the transition zone and in water depths up to 800 feet. The Fabrication & Offshore Group's primary operations focus on the fabrication of shallow water barges, drilling rigs and oil and gas production platforms. The two segments are managed separately because each business requires different technology and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that certain corporate expenses such as amortization of goodwill as well as interest expense, interest income and income taxes are not allocated between the segments in the Company's evaluation of segment profit or loss.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

     The following shows segment information for the reportable segments for the three years in the period ended December 31, 1999 (in thousands):

                                                  YEAR ENDED DECEMBER 31,
                                              -------------------------------
                                                1997       1998       1999
                                              --------   --------   ---------
Sales to unaffiliated customers:
  Pipeline & Marine.........................  $ 53,193   $110,880   $  57,309
  Fabrication & Offshore....................     4,324     77,401      89,645
  Other.....................................        --        597          21
                                              --------   --------   ---------
                                              $ 57,517   $188,878   $ 146,975
                                              ========   ========   =========
Net income:
  Pipeline & Marine.........................  $  4,867   $  4,961   $ (12,545)
  Fabrication & Offshore....................       831      2,875     (32,835)
  Other.....................................    (4,348)    (5,031)    (58,969)
                                              --------   --------   ---------
                                              $  1,350   $  2,805   $(104,349)
                                              ========   ========   =========
Identifiable assets:
  Pipeline & Marine.........................  $ 87,181   $113,551   $  97,981
  Fabrication & Offshore....................     7,946     40,747      20,073
  Other.....................................    76,690     82,299      11,820
                                              --------   --------   ---------
                                              $171,817   $236,597   $ 129,874
                                              ========   ========   =========
Depreciation and amortization:
  Pipeline & Marine.........................  $  1,979   $  7,715   $   9,440
  Fabrication & Offshore....................        57      1,755       3,140
  Other.....................................        66        358         345
                                              --------   --------   ---------
                                              $  2,102   $  9,828   $  12,925
                                              ========   ========   =========
Capital expenditures:
  Pipeline & Marine.........................  $  6,759   $ 28,598   $   5,819
  Fabrication & Offshore....................        --      6,784         734
  Other.....................................        --        702         320
                                              --------   --------   ---------
                                              $  6,759   $ 36,084   $   6,873
                                              ========   ========   =========
Export sales -- United States:
  To Venezuela..............................  $     --   $ 24,234   $  40,241
  To all other..............................        --      2,127          --
                                              --------   --------   ---------
                                              $     --   $ 26,361   $  40,241
                                              ========   ========   =========

     During 1999, the Company operated in principally four geographic segments: the United States, Venezuela, Mexico, and Nigeria. Revenues derived from sales generated in Venezuela and export sales to Venezuela for the two years ended December 31, 1999 were approximately 12.8% and 27.4% of total revenues. Revenues generated from services provided in Mexico represented approximately 2.4% and 11.3% of total revenues for the years ended December 31, 1998, and 1999, respectively. Revenues generated from services provided in Nigeria represented approximately 1.0% and 7.4% of total revenues for the years ended December 31, 1998, and 1999, respectively. Prior to 1998, export sales or revenue generated in foreign countries was not significant to the Company's operations. In 1997 approximately 4.3% of its revenues were generated outside the United States. All of the Company's contracts are denominated in U.S. Dollars.

              TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES

     The Company's foreign operations and sales to foreign locations are subject to local government regulations and to uncertainties of economics and political conditions of those areas. In addition, because of the impact of local laws, the Company also conducts some of its foreign projects pursuant to arrangements in which local entities participate in the project. Revisions to project revenues or costs, including those arising from changes or revisions to foreign regulatory requirements and revisions to arrangements with local entities, are recognized in the period in which the revisions are determined.

     The following shows geographic segment information for the three years in the period ended December 31, 1999 (in thousands):

                                                   YEAR ENDED DECEMBER 31
                                                -----------------------------
                                                 1997       1998       1999
                                                -------   --------   --------
Sales to unaffiliated customers:
  United States...............................  $55,017   $139,212   $ 79,353
  Venezuela...................................       --     24,234     40,241
  Mexico......................................       --      4,579     16,545
  Nigeria.....................................       --      1,835     10,836
Other Foreign.................................    2,500     19,018         --
                                                -------   --------   --------
                                                $57,517   $188,878   $146,975
                                                =======   ========   ========
Identifiable long-lived assets:
  United States...............................  $66,907   $ 99,536   $ 85,446
  Venezuela...................................       --         --         --
  Mexico......................................       --         --         --
  Nigeria.....................................       --         --         --
Other Foreign.................................       --         --         --
                                                -------   --------   --------
                                                $66,907   $ 99,536   $ 85,446
                                                =======   ========   ========

15. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Supplemental cash flow information for each of the three years in the period ended December 31, 1999 are as follows (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                     1997      1998     1999
                                                    -------   ------   ------
Cash Paid For:
  Interest........................................  $   370   $3,620   $4,765
  Income taxes....................................  $   420   $  629   $   29
Non-cash Investing and Financing Activities:
  Assumption of long-term debt in connection with
     acquisitions.................................  $10,612   $  617   $   --
  Issuance of Series A Preferred Stock in
     connection with Dickson earn-out.............  $    --   $   --   $  140
  Issuance of Common Stock in connection with
     Dickson earn-out.............................  $    --   $   --   $2,950
  Issuance of stock options in lieu of cash
     expenses.....................................  $    --   $   --   $   50
  Issuance of warrants to lender..................  $    --   $   --   $  668

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     For the information called for by Items 10, 11, 12, and 13, reference is made to the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the "Commission") within 120 days after December 31, 1999, and which is incorporated herein by reference.

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
         10.18           -- Purchase and Sale Agreement dated as of August 20, 1997, by and among TCMS, HBH, Inc. and the Succession of
                            Herbert D. Hughes. (Incorporated by reference to Exhibit
                            10.18 of the Company's Registration Statement on Form
                            S-1) (File #333-34603).
         10.19           -- Agreement and Plan of Merger dated as of August 27, 1997, by and Among TCMS, RNI Acquisition Corp., The Red Fox
                            Companies of New Iberia, Inc. and The Beldon E. Fox, Sr.
                            Grandchildren's Trust No. 1. (Incorporated by reference
                            to Exhibit 10.19 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).
         10.20           -- Form of Agreement to Purchase and Sell dated as of August
                            28, 1997, by and among TCMS and Linda Woodson, Cheryl
                            Woodson and Paula Woodson. (Incorporated by reference to
                            Exhibit 10.20 of the Company's Registration Statement on
                            Form S-1) (File #333-34603).
         10.21           -- Agreement to Purchase and Sell dated as of August 20,
                            1997, by and between TCMS and the Succession of Herbert
                            D. Hughes. (Incorporated by reference to Exhibit 10.21 of
                            the Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.22           -- Leasehold Purchase Agreement dated as of August 11, 1997, by and between TCMS and The Beldon E. Fox, Sr.
                            Grandchildren's Trust No. 1. (Incorporated by reference
                            to Exhibit 10.22 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).
         10.23           -- Amendment and Restated Consulting and Financial Advisory
                            Services Agreement dated September 24, 1997, between TCMS
                            and J&D Capital Investments, L.C. (Incorporated by
                            reference to Exhibit 10.23 of the Company's Registration
                            Statement on Form S-1) (File #333-34603).
         10.24           -- Form of Senior Revolving Credit Agreement by and among
                            TCMS and Joint Energy Development Investments, Limited
                            Partnership, and the Lenders Signatory thereto.
                            (Incorporated by reference to Exhibit 10.24 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.25           -- Form of Subordinated Credit Agreement by and among TCMS and Joint Energy Development Investments, Limited
                            Partnership, and the Lenders Signatory thereto.
                            (Incorporated by reference to Exhibit 10.25 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.26           -- Form of Warrant Agreement by and between TCMS and Joint
                            Energy Development Investments, Limited Partnership.
                            (Incorporated by reference to Exhibit 10.26 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.27           -- Lease Agreement by and between Red Fox Companies of New
                            Iberia, Inc., a division of TransCoastal Marine Services,
                            Inc., and Delta Terminal, Inc. for approximately 29.311
                            acres of land for a fabrication facility. (Incorporated
                            by reference to Exhibit 10.27 of the Company's Annual
                            Report for fiscal year ended December 31, 1997 filed on
                            Form 10-K).
         10.28           -- Lease Agreement by and between Red Fox Companies of New
                            Iberia, Inc., a division of Transcoastal Marine Services,
                            Inc., and the Board of Commissioners of the Port of New
                            Orleans for approximately 15.7 Acres of land including
                            approximately 68,000 square feet of fabricating building
                            space and 2,600 square feet of office space.
                            (Incorporated by reference to Exhibit 10.27 of the
                            Company's Annual Report for fiscal year ended December
                            31, 1997 filed on Form 10-K).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.29           -- Form of Subordinated Credit Agreement by and among the
                            Company and Joint Energy Development Investments II
                            Limited Partnership, and the Lender's Signatory thereto.
                            (Incorporated by reference to Exhibit 10.29 of the
                            Company's Annual Report for fiscal year ended December
                            31, 1998 filed on Form 10-K).
         10.30           -- Form of Credit Agreement by and among the Company and
                            Heller Financial Leasing, Inc. and the Lender's Signatory
                            thereto. (Incorporated by reference to Exhibit 10.30 of
                            the Company's Annual Report for fiscal year ended
                            December 31, 1998 filed on Form 10-K).
         10.31           -- Form of Senior Revolving Credit Agreement by and among
                            the Company and Bank One Texas, National Association, and
                            the Lender's Signatory thereto. (Incorporated by
                            reference to Exhibit 10.31 of the Company's Annual Report
                            for fiscal year ended December 31, 1998 filed on Form
                            10-K).
         10.32           -- Employment Agreement dated December 14, 1998 between the
                            Company and Nathan M. Avery. (Incorporated by reference
                            to Exhibit 10.32 of the Company's Annual Report for
                            fiscal year ended December 31, 1998 filed on Form 10-K).
         10.33           -- Employment Agreement dated December 14, 1998 between the
                            Company and Pamela L. Reiland. (Incorporated by reference
                            to Exhibit 10.33 of the Company's Annual Report for
                            fiscal year ended December 31, 1998 filed on Form 10-K).
         10.34           -- Stock Purchase and Merger Agreement between the Company and Dickson GMP International, Inc. and affiliates
                            (Incorporated by reference to Exhibit 10.3 of the
                            Company's 8-K filed on September 15, 1998).
         10.35           -- First Amendment to Stock Purchase and Merger Agreement
                            between the Company and Dickson GMP International, Inc.
                            and affiliates (Incorporated by reference to Exhibit 10.4
                            of the Company's 8-K filed on September 15, 1998).
         10.36           -- Transcoastal Marine Services, Inc. 1998 Stock Option
                            Plan. (Incorporated by reference to Exhibit 10.36 of the
                            Company's Annual Report for fiscal year ended December
                            31, 1998 filed on Form 10-K).
         21.1            -- List of Subsidiaries of the Company. (Incorporated by
                            reference to Exhibit 21.1 of the Company's Registration
                            Statement on Form S-1) (File #333-34603).
         27.1            -- Financial Data Schedule.

     (b) Financial Statement Schedules

     All schedules are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.

     (c) Reports on Form 8-K.

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TRANSCOASTAL MARINE SERVICES, INC.

                                            By:   /s/ WARREN L. WILLIAMS
                                              ----------------------------------
                                                      Warren L. Williams
                                                   Chief Financial Officer

April 13, 2000

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

                /s/ PAMELA L. REILAND                    Executive Vice President
-----------------------------------------------------
                  Pamela L. Reiland

               /s/ WARREN L. WILLIAMS                    Chief Financial Officer
-----------------------------------------------------
                 Warren L. Williams

                   /s/ JEAN SAVOY                        Director
-----------------------------------------------------
                     Jean Savoy

               /s/ PATRICK B. COLLINS                    Director
-----------------------------------------------------
                 Patrick B. Collins

                  /s/ MONROE LUTHER                      Director
-----------------------------------------------------
                    Monroe Luther

                /s/ RICHARD O. WILSON                    Director
-----------------------------------------------------
                  Richard O. Wilson

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Amended and Restated Certificate of Incorporation of
                            TCMS. (Incorporated by reference to Exhibit 3.1 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
          3.2            -- Bylaws of TCMS. (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1)
                            (File #333-34603).
          4.1            -- Form of Certificate representing Common Stock.
                            (Incorporated by Reference to Exhibit 4.1 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
          4.2            -- Form of Share Exchange Agreement among TCMS, J&D Capital
                            Investments, L.C., James B. Thompson and Beldon E. Fox,
                            Jr. (Incorporated by reference to Exhibit 4.2 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
          4.3            -- Form of Secured Promissory Note to be issued in the
                            acquisition of RFCNI. (Incorporated by reference to
                            Exhibit 4.3 of the Company's Registration Statement on
                            Form S-1) (File #333-34603).
         10.1            -- TCMS 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).
         10.2            -- Employment Agreement dated as of August 6, 1997, between
                            TCMS and Bill E. Stallworth. (Incorporated by reference
                            to Exhibit 10.2 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).
         10.3            -- Employment Agreement dated as of August 6, 1997, between
                            TCMS and Thad Smith. (Incorporated by reference to
                            Exhibit 10.3 of the Company's Registration Statement on
                            Form S-1) (File #333-34603).
         10.4            -- Employment Agreement dated as of August 6, 1997, between
                            TCMS and Johnnie W. Domingue. (Incorporated by reference
                            to Exhibit 10.4 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).
         10.5            -- Stock Repurchase Agreement dated as of March 24, 1997,
                            between TCMS and Bill E. Stallworth. (Incorporated by
                            reference to Exhibit 10.5 of the Company's Registration
                            Statement on Form S-1) (File #333-34603).
         10.6            -- Stock Repurchase Agreement dated as of April 25, 1997,
                            between TCMS and Thad Smith. (Incorporated by reference
                            to Exhibit 10.6 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).
         10.7            -- Stock Repurchase Agreement dated as of March 24, 1997,
                            between TCMS and Johnnie W. Domingue. (Incorporated by
                            reference to Exhibit 10.7 of the Company's Registration
                            Statement on Form S-1) (File #333-34603).
         10.8            -- Form of Employment Agreement between HBH, Inc. and H.
                            Daniel Hughes II. (Incorporated by reference to Exhibit
                            10.8 of the Company's Registration Statement on Form S-1)
                            (File #333-34603).
         10.9            -- Form of Employment Agreement between CSI Hydrostatic
                            Testers, Inc. and Daniel N. Hargett, Sr. (Incorporated by
                            reference to Exhibit 10.9 of the Company's Registration
                            Statement on Form S-1) (File #333-34603).
         10.10           -- Agreement for Consulting Services dated April 14, 1997, between TCMS and Stallworth, Frankhouser & Associates, as
                            amended August 6, 1997. (Incorporated by reference to
                            Exhibit 10.10 of the Company's Registration Statement on
                            Form S-1) (File #333-34603).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.11           -- Employment Letter dated April 21, 1997, between TCMS and
                            Johnnie W. Domingue, as amended August 6, 1997.
                            (Incorporated by reference to Exhibit 10.11 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.12           -- Form of warrant issued to McFarland, Grossman & Company,
                            Inc. (Incorporated by reference to Exhibit 10.12 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.13           -- Purchase and Sale Agreement dated as of August 28, 1997, by and among TCMS, Laine Construction Company, Inc.,
                            Paula Woodson, Linda Woodson and Cheryl Woodson.
                            (Incorporated by reference to Exhibit 10.13 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.14           -- Agreement and Plan of Merger dated as of August 28, 1997, by and Among TCMS, Woodson Acquisition Corp., Woodson
                            Construction Company, Inc. and Louis Woodson.
                            (Incorporated by reference to Exhibit 10.14 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.15           -- Agreement and Plan of Merger dated August 28, 1997, by
                            and among TCMS, Kori Acquisition Corp., Kori Corporation,
                            Paula Woodson, Linda Woodson and Cheryl Woodson.
                            (Incorporated by reference to Exhibit 10.15 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.16           -- Agreement and Plan of Merger dated as of August 28, 1997, by and among TCMS, Enviro Acquisition Corp.,
                            Envirosystems, Inc., Paula Woodson, Linda Woodson and
                            Cheryl Woodson. (Incorporated by reference to Exhibit
                            10.16 of the Company's Registration Statement on Form
                            S-1) (File #333-34603).
         10.17           -- Purchase and Sale Agreement dated as of August 28, 1997, among TCMS, CSI Hydrostatic Testers, Inc., Hargett
                            Mooring and Marine, Inc., Daniel N. Hargett, Sr., Yvette
                            Hargett and Richard Hargett. (Incorporated by reference
                            to Exhibit 10.17 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).
         10.18           -- Purchase and Sale Agreement dated as of August 20, 1997, by and among TCMS, HBH, Inc. and the Succession of
                            Herbert D. Hughes. (Incorporated by reference to Exhibit
                            10.18 of the Company's Registration Statement on Form
                            S-1) (File #333-34603).
         10.19           -- Agreement and Plan of Merger dated as of August 27, 1997, by and Among TCMS, RNI Acquisition Corp., The Red Fox
                            Companies of New Iberia, Inc. and The Beldon E. Fox, Sr.
                            Grandchildren's Trust No. 1. (Incorporated by reference
                            to Exhibit 10.19 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).
         10.20           -- Form of Agreement to Purchase and Sell dated as of August
                            28, 1997, by and among TCMS and Linda Woodson, Cheryl
                            Woodson and Paula Woodson. (Incorporated by reference to
                            Exhibit 10.20 of the Company's Registration Statement on
                            Form S-1) (File #333-34603).
         10.21           -- Agreement to Purchase and Sell dated as of August 20,
                            1997, by and between TCMS and the Succession of Herbert
                            D. Hughes. (Incorporated by reference to Exhibit 10.21 of
                            the Company's Registration Statement on Form S-1) (File
                            #333-34603).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.22           -- Leasehold Purchase Agreement dated as of August 11, 1997, by and between TCMS and The Beldon E. Fox, Sr.
                            Grandchildren's Trust No. 1. (Incorporated by reference
                            to Exhibit 10.22 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).
         10.23           -- Amendment and Restated Consulting and Financial Advisory
                            Services Agreement dated September 24, 1997, between TCMS
                            and J&D Capital Investments, L.C. (Incorporated by
                            reference to Exhibit 10.23 of the Company's Registration
                            Statement on Form S-1) (File #333-34603).
         10.24           -- Form of Senior Revolving Credit Agreement by and among
                            TCMS and Joint Energy Development Investments, Limited
                            Partnership, and the Lenders Signatory thereto.
                            (Incorporated by reference to Exhibit 10.24 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.25           -- Form of Subordinated Credit Agreement by and among TCMS and Joint Energy Development Investments, Limited
                            Partnership, and the Lenders Signatory thereto.
                            (Incorporated by reference to Exhibit 10.25 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.26           -- Form of Warrant Agreement by and between TCMS and Joint
                            Energy Development Investments, Limited Partnership.
                            (Incorporated by reference to Exhibit 10.26 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.27           -- Lease Agreement by and between Red Fox Companies of New
                            Iberia, Inc., a division of TransCoastal Marine Services,
                            Inc., and Delta Terminal, Inc. for approximately 29.311
                            acres of land for a fabrication facility. (Incorporated
                            by reference to Exhibit 10.27 of the Company's Annual
                            Report for fiscal year ended December 31, 1997 filed on
                            Form 10-K).
         10.28           -- Lease Agreement by and between Red Fox Companies of New
                            Iberia, Inc., a division of Transcoastal Marine Services,
                            Inc., and the Board of Commissioners of the Port of New
                            Orleans for approximately 15.7 Acres of land including
                            approximately 68,000 square feet of fabricating building
                            space and 2,600 square feet of office space.
                            (Incorporated by reference to Exhibit 10.27 of the
                            Company's Annual Report for fiscal year ended December
                            31, 1997 filed on Form 10-K).
         10.29           -- Form of Subordinated Credit Agreement by and among the
                            Company and Joint Energy Development Investments II
                            Limited Partnership, and the Lender's Signatory thereto.
                            (Incorporated by reference to Exhibit 10.29 of the
                            Company's Annual Report for fiscal year ended December
                            31, 1998 filed on Form 10-K).
         10.30           -- Form of Credit Agreement by and among the Company and
                            Heller Financial Leasing, Inc. and the Lender's Signatory
                            thereto. (Incorporated by reference to Exhibit 10.30 of
                            the Company's Annual Report for fiscal year ended
                            December 31, 1998 filed on Form 10-K).
         10.31           -- Form of Senior Revolving Credit Agreement by and among
                            the Company and Bank One Texas, National Association, and
                            the Lender's Signatory thereto. (Incorporated by
                            reference to Exhibit 10.31 of the Company's Annual Report
                            for fiscal year ended December 31, 1998 filed on Form
                            10-K).
         10.32           -- Employment Agreement dated December 14, 1998 between the
                            Company and Nathan M. Avery. (Incorporated by reference
                            to Exhibit 10.32 of the Company's Annual Report for
                            fiscal year ended December 31, 1998 filed on Form 10-K).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.33           -- Employment Agreement dated December 14, 1998 between the
                            Company and Pamela L. Reiland. (Incorporated by reference
                            to Exhibit 10.33 of the Company's Annual Report for
                            fiscal year ended December 31, 1998 filed on Form 10-K).
         10.34           -- Stock Purchase and Merger Agreement between the Company and Dickson GMP International, Inc. and affiliates
                            (Incorporated by reference to Exhibit 10.3 of the
                            Company's 8-K filed on September 15, 1998).
         10.35           -- First Amendment to Stock Purchase and Merger Agreement
                            between the Company and Dickson GMP International, Inc.
                            and affiliates (Incorporated by reference to Exhibit 10.4
                            of the Company's 8-K filed on September 15, 1998).
         10.36           -- Transcoastal Marine Services, Inc. 1998 Stock Option
                            Plan. (Incorporated by reference to Exhibit 10.36 of the
                            Company's Annual Report for fiscal year ended December
                            31, 1998 filed on Form 10-K).
         21.1            -- List of Subsidiaries of the Company. (Incorporated by
                            reference to Exhibit 21.1 of the Company's Registration
                            Statement on Form S-1) (File #333-34603).
         27.1            -- Financial Data Schedule.

     However, an unfavorable outcome in the Company's billing dispute with Chevron Global Technologies Services Company ("Chevron") could have a materially adverse impact on the operations of the Company's wholly-owned subsidiary, TransCoastal Fabrication & Offshore Group, Inc. (formerly Dickson GMP International, Inc.). See discussion in Note 11 to the Consolidated Financial Statements of the Company.