Form 10-K405/A
period 1999-12-31
TRANSCOASTAL MARINE SERVICES INC
filed 2000-04-28
CIK 1043119

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

[MARK ONE]
      [X]              AMENDED ANNUAL REPORT PURSUANT TO
                              SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999

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

     During the first quarter of 1998, the Company expanded its fabrication operations through two separate lease transactions. Long-term lease rights were secured to a shipyard in New Orleans capable of servicing deep-water drilling rigs, jack-ups, semi-submersibles and drill ships in January 1998. This 29-acre yard is located at the intersection of the Intracoastal Waterway and the Michoud Canal. A 32-foot water depth is

                                        8
maintained at the site, which has no height or width restrictions and a maximum 3,000 feet of bulkhead dock space. During February 1998, the Company signed a long-term lease for a fabrication facility located on an 18-acre site on the Inner Harbor Navigation Canal in eastern New Orleans. The site has 1,400 feet of waterfront and includes a covered, 68,000 square foot fabrication shop with eave height exceeding 40 feet and overhead crane capacity totaling 75 tons with a hook height of 28 feet. With the acquisition of Dickson in the third quarter of 1998, the Company acquired a 10-acre fabrication yard with 900 feet of water frontage on the Mississippi River Gulf Outlet. The Company can fabricate structures as large as 6,500 tons at this location.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

BOARD OF DIRECTORS

     Nathan M. Avery, Chairman -- 65 years of age. Mr. Avery became a director of the Company on the closing of the initial public offering (the "Offering") in November 1997. As of November 16, 1998, Mr. Avery became Chief Executive Officer and Chairman of the Company. Mr. Avery also became President of the Company on December 16, 1998. Since 1972, Mr. Avery has served as Chairman of the Board, President and Chief Executive Officer of Galveston-Houston Company, a company specializing in manufacturing oilfield service products. He has been active in the oil and gas industry since the 1960's. He is also a director of Cooper Cameron Corporation. Mr. Avery was Chairman of the Board of Directors of Bettis Corporation until December 1996. He was a director of Daniel Industries, Inc. from 1996 to the date of the Daniel's acquisition by Emerson Electric Company .

     Patrick B. Collins -- 71 years of age. Mr. Collins was elected to the Board of Directors in September 1997. He is also a member of the Audit Committee. From 1967 to 1991, Mr. Collins was a partner with Coopers & Lybrand LLP. Since 1991, Mr. Collins has been an independent business consultant specializing in financial and accounting matters. Mr. Collins is currently serving on the Board of Directors of HCC Insurance Holdings, Inc., a property and casualty insurance company based in Houston, Texas.

     Monroe M. Luther -- 60 years of age. Mr. Luther was elected to the Board of Directors in February 2000. Mr. Luther also has served as a member of the Audit Committee since his election to the Board of Directors. Mr. Luther founded Eagle Management & Trust Company, an investment management company, in 1969 and served as its Chief Executive Officer until it was acquired by Boatmen's Bank in 1996. Mr. Luther is currently serving on the Board of Directors of Texas Capital Network, Opportunity International, and the Prague Post Foundation.

     Jean Savoy -- 51 years of age. Mr. Savoy was elected to the Board of Directors in September 1997. He is also a member of the Executive, Audit and Compensation Committees. Mr. Savoy was previously a member and manager of J&D Capital, L.C., a consulting and financial services company based in Lafayette, Louisiana. For over 25 years, Mr. Savoy has served as an independent directional and horizontal drilling consultant for independent and major oil and gas companies and various directional drilling concerns.

     Richard O. Wilson -- 70 years of age. Mr. Wilson was elected to the Board of Directors in September 1999. Mr. Wilson has over 40 years of experience in the construction and oilfield services industries. From 1964 to 1979 he served in various senior management positions within the Brown & Root companies both domestically and internationally. Mr. Wilson has served in the past on the Board of Directors of Brown & Root Inc., Halliburton Services, Dolphin Drilling A/S, and AOC international and OGC international PLC. Currently, Mr. Wilson is serving as a director for Callon Petroleum, Inc.

     Directors elected at the Annual Meeting will hold office for a one-year term.

EXECUTIVE OFFICERS

     Set forth below is the age (as of March 31, 2000), positions held with the Company and certain other business experience information for each of the Company's executive officers.

     Nathan M. Avery, 65, has served as Chairman of the Board and Chief Executive Officer of the Company since November 1998. He was also elected to the office of President of the Company effective December 16, 1998. Biographical information regarding Mr. Avery is set forth above, under the Directors' section.

     Pamela L. Reiland, 46, has served as Executive Vice President of the Company since November 1998. Ms. Reiland has over fifteen years of corporate finance experience including experience as Chief Financial Officer of a NYSE public company. She served as Vice-President and Treasurer of Galveston-Houston Company from 1986 to 1993 and thereafter, through the present, as a consultant and director of such company. Prior to that date, she served as Vice-President of Avery Investment Company, a private company with holdings in oilfield supply vessels and Coca-Cola bottling franchises.

     Warren L. Williams, 44, has served as Treasurer since March 1999, Vice President since September 1999, Chief Financial Officer since December 1999, and Secretary since February 2000. From May 11, 1998 to December 1999, Mr. Williams held the title of Director of Finance. From 1994 to joining the Company, he served as a consultant and Partner of WJG Capital, LLC, a private investment company. Prior to 1994, Mr. Williams had been with Ernst & Young for 14 years, the last four years as a Partner.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the annual salary, bonus, and other compensation for the fiscal year ended December 31, 1999 awarded to or earned by the Company's executive officers (the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                                              COMPENSATION AWARDS
                                             ANNUAL COMPENSATION            -----------------------
                                    -------------------------------------   RESTRICTED   SECURITIES
NAME AND PRINCIPAL POSITION                                OTHER ANNUAL       STOCK      UNDERLYING    ALL OTHER
WITH THE COMPANY             YEAR    SALARY    BONUS(1)   COMPENSATION(2)     AWARDS      OPTIONS     COMPENSATION
---------------------------  ----   --------   --------   ---------------   ----------   ----------   ------------
Nathan M. Avery(3).........  1999   $     --   $200,000          --             --         387,097          N/A
  Chairman of the Board,     1998         --        N/A          --             --       1,000,000          N/A
  Chief Executive Officer
  and President
Pamela L. Reiland(3).......  1999   $104,166   $     --          --             --          64,516          N/A
  Executive Vice President   1998     12,500        N/A          --             --          50,000          N/A
Warren L. Williams(4)......  1999   $127,166   $ 18,000          --             --          38,000          N/A
  Vice President, Chief      1998     81,173   $ 10,000          --             --          17,500          N/A
  Financial Officer and
  Treasurer
Johnnie W. Domingue........  1999   $ 29,167   $     --          --             --              --          N/A
  Chief Financial Officer    1998    180,000   $     --          --             --          10,000      270,000
                             1997     90,098   $100,000          --             --          25,000        6,825

---------------

(1) Represents bonuses received upon closing of the Offering.

(2) Perquisites and other personal benefits received during the year by each executive officer were individually less than (a) $50,000 and (b) 10% of the sum of salaries and bonuses paid to the executive officer.

(3) Mr. Avery and Ms. Reiland joined the Company in November 1998.

(4) Mr. Williams joined the Company in May 1998.

(5) Mr. Domingue received a total cash severance in the amount of $270,000 upon his resignation effective February 22, 1999. The severance is payable in equal semi-monthly installments over an 18-month period from the effective date. This amount was in settlement of the Company's obligation under its employment agreement with Mr. Domingue.

                             OPTION GRANTS IN 1999

     The following table sets forth, as to the Named Officers, information concerning stock options granted during the fiscal year ended December 31, 1999.

                                             INDIVIDUAL GRANTS                         POTENTIAL
                             -------------------------------------------------    REALIZABLE VALUE AT
                                          PERCENT OF                                ASSUMED ANNUAL
                                            TOTAL                                   RATES OF STOCK
                             NUMBER OF     OPTIONS      EXERCISE                  PRICE APPRECIATION
                              OPTIONS     GRANTED TO      PRICE                   FOR OPTION TERM(3)
                              GRANTED    EMPLOYEES IN      PER      EXPIRATION   ---------------------
NAME                          IN 1999      1999(1)        SHARE      DATE(2)        5%         10%
----                         ---------   ------------   ---------   ----------   --------   ----------
Nathan M. Avery(4).........   387,097       48.3%        $3.875      11/15/09    $943,342   $2,390,615
Pamela L. Reiland(5).......    64,516        8.0%        $3.875      11/15/09    $157,223   $  398,435
Warren L. Williams.........    18,000        2.2%        $4.000      03/30/09    $ 45,280   $  114,749
Warren L. Williams.........    20,000        2.5%        $3.188      11/30/09    $ 40,098   $  101,617

---------------

(1) The Company granted options to purchase 801,613 shares of Common Stock to employees, including executive officers, during 1998.

(2) The options in this table may terminate before their expiration as a result of the termination of optionee's status as an employee or upon the optionee's disability or death.

(3) Under rules promulgated by the SEC, the amounts in these columns represent the hypothetical gain or "option spread" that would exist for the options in this table based on assumed stock price appreciation from the date of grant until the end of such options' 10-year term at assumed annual rates of 5% and 10%. The 5% and 10% assumed annual rates of appreciation are specified in SEC rules and do not represent the Company's estimate or projection of future stock price growth. There can be no assurance that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% annual rates of compounded stock appreciation or at any other defined rate.

(4) The options in this table are in lieu of salary and vest at a rate of 1/12th per month from date of grant.

(5) The options in this table are in lieu of bonus and vest at a rate of 1/12th per month from dated of grant.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

     The following table sets forth, as to the Named Officers, certain stock option information concerning the number of shares subject to both exercisable and unexercisable stock options and the value of such options as of December 31, 1999.

                                                   NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                  UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                                                OPTIONS AT FISCAL YEAR-END       FISCAL YEAR-END($)(1)
                                                ---------------------------   ---------------------------
NAME                                            EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                            -----------   -------------   -----------   -------------
Nathan M. Avery...............................    870,258        511,839          --             --
Pamela L. Reiland.............................     38,676         75,840          --             --
Warren L. Williams............................      7,500         48,000          --             --
Johnnie W. Domingue...........................     35,000             --          --             --

---------------

(1) Based on the fair market value of the Company's Common Stock at fiscal year-end less the exercise price payable for such shares.

         REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

     The Compensation Committee, which is composed only of outside directors, administers the compensation program for executive officers of the Company. The Compensation Committee, with the aid of internal staff and independent compensation consultants, reviews and evaluates the Company's compensation program to determine its effectiveness in attracting, motivating and retaining highly skilled executive officers.

     Compensation Philosophy. The objectives of the Company's executive compensation policies are to attract, retain and reward highly-skilled executive officers who contribute to the Company's success, to align the financial interests of executive officers with the performance of the Company, to strengthen the relationship between executive pay and stockholder value, to motivate executive officers to achieve the Company's business objectives and to reward individual performance. The Board of Directors believes that a substantial portion of the annual compensation of each executive officer should be influenced by the performance of the Company, as well as the individual contribution of each executive officer and the responsibility and authority of each position relative to other positions within the Company.

     Compensation Components. During 1999, the Company used base salary and stock option grants to achieve the objectives outlined above. Subsequent to the Offering, the Company employed independent consultants to design an appropriate compensation plan for all management employees, including executive officers. A critical component of the entire compensation plan, namely the cash performance bonus plan, was approved by the Board of Directors during the first quarter of 1998 and is effective for the 2000 fiscal year.

     The Company's executive compensation program has three primary components: base salary, cash performance bonus and long-term incentives. Each of these three components is described below.

     Base Salary Program. The level of base salary paid to executive officers is determined on the basis of performance, experience and such other factors as may be appropriately considered by the Compensation Committee. Based upon a review of comparable organizations, including certain of the companies in the Company's peer group index used for the performance graph contained elsewhere herein, the base salaries were negotiated and established for the executive officers.

     Cash Performance Bonus Program. The cash performance bonus plan (the "Bonus Plan") is an annual incentive plan established by the Committee each year to commence on January 1. The purpose of the Bonus Plan is to encourage participants to think in broad business and managerial terms to: (1) encourage the profitability of the Company as a whole, (2) encourage the cooperation and support of the leadership and employees of the subsidiary companies, (3) emphasize the need for each participant to strive to achieve the Company's business strategies, and (4) emphasize the necessity of integrity, safety, and quality in all of the Company's operations.

     The individuals chosen for participation in the Bonus Plan are selected annually by management and supported by the Compensation Committee of the Board of Directors. The goals and plans for each plan year shall be communicated to participants not later than the end of the second quarter of each calendar year. The plan year shall mean the calendar year ending December 31, 1999, and each subsequent calendar year thereafter. Key management selected to participate in 2000 may or may not be selected in future years. If after the beginning of the plan year, a person is newly hired, promoted, or transferred into a key position, management may designate such person as a participant in the Bonus Plan for the balance of the year, on a prorated basis. Due to industry conditions and the Company's financial performance, no bonuses were awarded during 2000 under the Bonus Plan.

     The Bonus Plan is based on three principal components, the Company's overall financial performance, the financial performance of each business unit, and the performance of the individual employee.

     Long-Term Incentive Plan. In August 1997, the Board of Directors and the stockholders of the Company approved the 1997 Stock Option Plan (the "Plan"). The Plan was then amended at the 1998 Annual Meeting of the Shareholders to increase the number of shares authorized for issuance under the Plan. The Plan provides for the granting of stock options to directors, executive officers, certain other employees and certain non-employee consultants of the Company. Additionally, in December 1998, the Board of Directors approved the TransCoastal Marine Services, Inc. 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for granting of stock options to the Chairman and CEO and the Executive Vice President necessary to fulfill the Company's obligations under their respective employment agreements. The 1998 Plan terminates in November 2001. In general, the 1998 Plan provides that the terms of the option awards (including vesting schedules) are established by the Compensation Committee of the Company's Board of Directors. During the year ended December 31, 1998, 1,275,000 stock options were granted, including 1,134,000 stock options granted to executive officers.

     Deductibility. Internal Revenue Code Section 162(m) precludes a public corporation from taking a compensation deduction in excess of $1 million for its chief executive officer or its four other highest paid officers. Performance-based compensation meeting criteria in Section 162(m), however, is specifically exempt from the deduction limit. The Company's 1997 Stock Option Plan has been designed to qualify long-term incentive grants to executive officers as exempt performance-based compensation. The Company has not taken actions necessary to qualify its annual cash incentive plan for the exclusion to
Section 162(m), because no executive officer's annual cash compensation exceeded the Section 162(m) limit in fiscal 1998. While the Company intends to pursue a strategy of maximizing the deductibility of compensation paid to executive officers in fiscal 2000, it also intends to maintain the flexibility to take actions that it considers to be in the Company's best interests and to take into consideration factors other than tax deductibility.

     Compensation Policies for the Chief Executive Officer. Nathan M. Avery has served as the Chief Executive Officer of the Company since November 1998. At that time, he entered into a three-year employment agreement. The agreement provides that during the first year of his employment, Mr. Avery is entitled to receive equity compensation comprised of options to purchase 500,000 shares of Common Stock vesting one-twelfth per month to achieve full vesting at the end of this year. During the second and third years of the agreement, Mr. Avery is entitled to a minimum base salary of $300,000 which he may elect to take as Common Stock options in lieu of cash. Such options would have an exercise price equal to the fair market value of the Common Stock on the first day of the relevant year of the agreement and would vest one-twelfth per month over the twelve months. The number of options granted in lieu of base salary will be calculated such that the aggregate exercise price of such options equals five times the substituted base salary amount. The agreement provides that Mr. Avery will receive an annual bonus starting in January 2000 of $200,000 with a bonus target for subsequent annual bonuses equal to 80% of base salary. This compensation package is a function of a combination of experience, performance and industry factors as determined by the Committee with the aid of independent compensation consultants.

                                            THE COMPENSATION COMMITTEE

                                            Jean Savoy
                                            Patrick B. Collins

                       AGREEMENTS WITH EXECUTIVE OFFICERS

     Nathan M. Avery entered into a three-year employment agreement with the Company effective November 16, 1998. During the first year of the agreement, Mr. Avery is entitled to receive equity compensation comprised of options to purchase 500,000 shares of Common Stock vesting one-twelfth per month to achieve full vesting at the end of this year. During the second and third years of the agreement, Mr. Avery is entitled to a minimum base salary of $300,000 which he may elect to take as Common Stock options in lieu of cash. Such options would have an exercise price equal to the fair market value of the Common Stock on the first day of the relevant year of the agreement and would vest one-twelfth per month over the twelve months. The number of options granted in lieu of base salary will be calculated such that the aggregate exercise price of such options equals five times the substituted base salary amount. The agreement provides that Mr. Avery will receive an annual bonus starting in January 2000 of $200,000 with a bonus target for subsequent annual bonuses equal to 80% of base salary. In connection with executing the agreement, Mr. Avery received a grant of 500,000 options to purchase shares of Common Stock, one-third of which are immediately exercisable. The remaining two-thirds of the options will vest over a two-year period. The agreement provides that in the case of a termination of Mr. Avery's employment following a change of control, he will receive: (a) lump sum payment equal to the unpaid base salary for the remaining term of employment, (b) a bonus equal to the greater of the highest annual bonus award during any prior year and the target bonus for the year in which the change of control occurs, and (c) all unvested options will accelerate and become immediately exercisable. Additionally, in the event of a change of control, Mr. Avery may elect to receive a lump sum cash payment, in exchange for cancellation of all of his options, equal to two times the difference in the price paid for the Company's stock in the change of control transaction and the exercise price of the options. In addition, in the case of a change of control, Mr. Avery is entitled to receive a payment equal to one percent of the total consideration received by the stockholders of the Company in such transaction. The agreement also contains other customary benefits and perquisites.

     Pamela L. Reiland entered into a three-year employment agreement with the Company effective November 16, 1998. The agreement entitles Ms. Reiland to an initial base salary of $100,000 per annum which was increased to $150,000 in December, 1999. The agreement provides that Ms. Reiland will receive an annual bonus starting in January 2000 equal to the greater of $50,000 or 50% of her base salary. Ms. Reiland may, at her option, receive options to purchase shares of Common Stock in lieu of cash bonus payments. Such options would have an exercise price equal to the fair market value of the Common Stock on the first day of the relevant year for which the bonus is payable and would vest one-twelfth per month over the subsequent twelve months. The number of options granted in lieu of base salary will be calculated such that the aggregate exercise price of such options equals five times the substituted bonus amount. In connection with executing the agreement, Ms. Reiland received a grant of 50,000 options to purchase shares of Common Stock, one-third of which are immediately exercisable. The remaining two-thirds of the options will vest over a two-year period. The agreement provides that in case of a termination of Ms. Reiland's employment following a change of control, she will receive the following benefits: (a) lump sum payment equal to the unpaid base salary for the remaining term of the employment agreement; (b) a bonus equal to the greater of the highest annual bonus award during any prior year and the target bonus for the year in which the change of control occurs, and (c) all unvested options will accelerate and become immediately exercisable. Additionally, in the event of a change of control, Ms. Reiland may elect to receive a lump sum cash payment, in exchange for cancellation of all of her options, equal to two times the difference in the price paid for the Company's stock in the change of control transaction and the exercise price of the options. The agreement also contains other customary benefits and perquisites.

     Warren L. Williams entered into an employment agreement with the Company effective May 11, 1998. The agreement entitles Mr. Williams to an initial base salary of $126,000 per annum which was increased to $140,000 in December 1999, when he became the Chief Financial Officer. The agreement provides that Mr. Williams will receive an annual bonus as determined by the Board of Directors of the Company. The agreement, as amended in March of 2000, provides that in case of a termination of Mr. Williams' employment following a change of control he will receive a lump sum payment equal to the present value of his annual base salary in effect immediately prior to the change of control. Additionally, all unvested options will accelerate and become immediately exercisable. The agreement also contains other customary benefits and perquisites.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of March 31, 2000 as to (i) each person or entity known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock (a "5% Stockholder"), (ii) each of the Company's current directors, (iii) each of the executive officers of the Company, and (iv) all directors and executive officers as a group.

                                                                 SHARES        PERCENT
                                                              BENEFICIALLY   BENEFICIALLY
STOCKHOLDER                                                     OWNED(1)       OWNED(1)
-----------                                                   ------------   ------------
Fred E. Gallander, Jr. .....................................   1,492,000         10.5%
Heartland Advisors, Inc. ...................................   1,046,000          9.3%
Nathan M. Avery(4)..........................................     967,032          8.6%
Wellington Management Company, LLP..........................     675,900          6.0%
Dimensional Fund Advisors, Inc. ............................     649,300          5.8%
Pamela L. Reiland(3)........................................      57,605          *
Jean Savoy(2)...............................................      56,250          *
Patrick B. Collins(2).......................................      54,750          *
Monroe M. Luther(5).........................................      20,000          *
Warren L. Williams(6).......................................      12,000          *
Richard O. Wilson(5)........................................      11,300          *
All executive officers and directors as a group (10
  Persons)..................................................   2,670,937         23.7%

---------------

 *  Less than one percent of the Company's Common Stock.

(1) The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the individual or entity has voting power or investment power and any shares which the individual has the right to acquire within 60 days of March 31, 2000 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person or entity has sole voting and investment power (or shares such powers with his/her spouse) with respect to the shares shown as beneficially owned.

(2) Includes the right to acquire 51,000 shares of Common Stock within 60 days upon the exercise of outstanding stock options.

(3) Includes the right to acquire 54,805 shares of Common Stock within 60 days upon the exercise of outstanding stock options and 2,800 shares over which Ms. Reiland is the trustee.

(4) Includes the right to acquire 967,032 shares of Common Stock within 60 days upon the exercise of outstanding stock options.

(5) Includes the right to acquire 5,000 shares of Common Stock within 60 days upon the exercise of outstanding stock options.

(6) Includes the right to acquire 12,000 shares of Common Stock within 60 days upon the exercise of outstanding stock options.

The address of each 5% Stockholder is as follows:



5% STOCKHOLDER                                     ADDRESS
--------------                                     -------
Fred E. Gallander, Jr. ...............  6 Rosedown Court
                                        New Orleans, LA 70131
Heartland Advisors, Inc. .............  789 North Water Street
                                        Milwaukee, WI 53202
Wellington Management Company, LLP....  75 State Street, 19th Floor
                                        Boston, MA 02109
Dimensional Fund Advisors, Inc. ......  1299 Ocean Avenue, 11th Floor
                                        Santa Monica, CA 90401
Nathan M. Avery ......................  4900 Woodway, Suite 500
                                        Houston, TX 77056



            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE



     Based solely upon a review of reports on Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and reports on Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and written representations from certain reporting persons that no Form 5 was required, the Company believes that all filing requirements applicable to its officers, directors and beneficial owners under
Section 16(a) of the Exchange Act were complied with during fiscal 1999.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.



     On January 12, 1999, the Company entered into a Settlement and Release Agreement with Yvette B. Hargett, individually and as the duly appointed Testamentary Executrix of Daniel N. Hargett, Sr., Deceased. Mr. Hargett died on May 29, 1998, and the Company paid $425,000 to Mr. Hargett's Estate pursuant to the terms of the agreement and in settlement of the Company's obligations under its employment agreement with Mr. Hargett.



     On February 22, 1999, the Company entered into a Separation and Release Agreement with Johnnie W. Domingue who resigned from the Company effective February 22, 1999. Pursuant to the terms of the agreement and in settlement of the Company's obligations under its employment agreement with Mr. Domingue, the Company agreed to pay Mr. Domingue $270,000 in equal semi-monthly installments over an eighteen-month period, fully vested him in his options and restricted stock under his Stock Repurchase Agreement and agreed to provide medical benefits for a period of time.



     The Red Fox Companies of New Iberia, Inc., a wholly owned subsidiary of the Company, was paid $523,693 for services provided in 1998 to Red Fox Environmental, Inc., a company owned by Beldon E. Fox, Jr. and D. Glenn Richardson, both of which were directors of the Company until their resignation in February 2000. These revenues were less than half of one percent of the overall gross revenues of the Company in 1999.



     Richard O. Wilson, a director of the Company, received $90,000 during 1999 in payment for consulting services provided to the Company.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Amended and Restated Certificate of Incorporation of
                            TCMS. (Incorporated by reference to Exhibit 3.1 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
          3.2            -- Bylaws of TCMS. (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1)
                            (File #333-34603).
          4.1            -- Form of Certificate representing Common Stock.
                            (Incorporated by Reference to Exhibit 4.1 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
          4.2            -- Form of Share Exchange Agreement among TCMS, J&D Capital
                            Investments, L.C., James B. Thompson and Beldon E. Fox,
                            Jr. (Incorporated by reference to Exhibit 4.2 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
          4.3            -- Form of Secured Promissory Note to be issued in the
                            acquisition of RFCNI. (Incorporated by reference to
                            Exhibit 4.3 of the Company's Registration Statement on
                            Form S-1) (File #333-34603).
         10.1            -- TCMS 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).
         10.2            -- Employment Agreement dated as of August 6, 1997, between
                            TCMS and Bill E. Stallworth. (Incorporated by reference
                            to Exhibit 10.2 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).
         10.3            -- Employment Agreement dated as of August 6, 1997, between
                            TCMS and Thad Smith. (Incorporated by reference to
                            Exhibit 10.3 of the Company's Registration Statement on
                            Form S-1) (File #333-34603).
         10.4            -- Employment Agreement dated as of August 6, 1997, between
                            TCMS and Johnnie W. Domingue. (Incorporated by reference
                            to Exhibit 10.4 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).
         10.5            -- Stock Repurchase Agreement dated as of March 24, 1997,
                            between TCMS and Bill E. Stallworth. (Incorporated by
                            reference to Exhibit 10.5 of the Company's Registration
                            Statement on Form S-1) (File #333-34603).
         10.6            -- Stock Repurchase Agreement dated as of April 25, 1997,
                            between TCMS and Thad Smith. (Incorporated by reference
                            to Exhibit 10.6 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).
         10.7            -- Stock Repurchase Agreement dated as of March 24, 1997,
                            between TCMS and Johnnie W. Domingue. (Incorporated by
                            reference to Exhibit 10.7 of the Company's Registration
                            Statement on Form S-1) (File #333-34603).
         10.8            -- Form of Employment Agreement between HBH, Inc. and H.
                            Daniel Hughes II. (Incorporated by reference to Exhibit
                            10.8 of the Company's Registration Statement on Form S-1)
                            (File #333-34603).
         10.9            -- Form of Employment Agreement between CSI Hydrostatic
                            Testers, Inc. and Daniel N. Hargett, Sr. (Incorporated by
                            reference to Exhibit 10.9 of the Company's Registration
                            Statement on Form S-1) (File #333-34603).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.10           -- Agreement for Consulting Services dated April 14, 1997, between TCMS and Stallworth, Frankhouser & Associates, as
                            amended August 6, 1997. (Incorporated by reference to
                            Exhibit 10.10 of the Company's Registration Statement on
                            Form S-1) (File #333-34603).
         10.11           -- Employment Letter dated April 21, 1997, between TCMS and
                            Johnnie W. Domingue, as amended August 6, 1997.
                            (Incorporated by reference to Exhibit 10.11 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.12           -- Form of warrant issued to McFarland, Grossman & Company,
                            Inc. (Incorporated by reference to Exhibit 10.12 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.13           -- Purchase and Sale Agreement dated as of August 28, 1997, by and among TCMS, Laine Construction Company, Inc.,
                            Paula Woodson, Linda Woodson and Cheryl Woodson.
                            (Incorporated by reference to Exhibit 10.13 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.14           -- Agreement and Plan of Merger dated as of August 28, 1997, by and Among TCMS, Woodson Acquisition Corp., Woodson
                            Construction Company, Inc. and Louis Woodson.
                            (Incorporated by reference to Exhibit 10.14 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.15           -- Agreement and Plan of Merger dated August 28, 1997, by
                            and among TCMS, Kori Acquisition Corp., Kori Corporation,
                            Paula Woodson, Linda Woodson and Cheryl Woodson.
                            (Incorporated by reference to Exhibit 10.15 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.16           -- Agreement and Plan of Merger dated as of August 28, 1997, by and among TCMS, Enviro Acquisition Corp.,
                            Envirosystems, Inc., Paula Woodson, Linda Woodson and
                            Cheryl Woodson. (Incorporated by reference to Exhibit
                            10.16 of the Company's Registration Statement on Form
                            S-1) (File #333-34603).
         10.17           -- Purchase and Sale Agreement dated as of August 28, 1997, among TCMS, CSI Hydrostatic Testers, Inc., Hargett
                            Mooring and Marine, Inc., Daniel N. Hargett, Sr., Yvette
                            Hargett and Richard Hargett. (Incorporated by reference
                            to Exhibit 10.17 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).
         10.18           -- Purchase and Sale Agreement dated as of August 20, 1997, by and among TCMS, HBH, Inc. and the Succession of
                            Herbert D. Hughes. (Incorporated by reference to Exhibit
                            10.18 of the Company's Registration Statement on Form
                            S-1) (File #333-34603).
         10.19           -- Agreement and Plan of Merger dated as of August 27, 1997, by and Among TCMS, RNI Acquisition Corp., The Red Fox
                            Companies of New Iberia, Inc. and The Beldon E. Fox, Sr.
                            Grandchildren's Trust No. 1. (Incorporated by reference
                            to Exhibit 10.19 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).
         10.20           -- Form of Agreement to Purchase and Sell dated as of August
                            28, 1997, by and among TCMS and Linda Woodson, Cheryl
                            Woodson and Paula Woodson. (Incorporated by reference to
                            Exhibit 10.20 of the Company's Registration Statement on
                            Form S-1) (File #333-34603).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.21           -- Agreement to Purchase and Sell dated as of August 20,
                            1997, by and between TCMS and the Succession of Herbert
                            D. Hughes. (Incorporated by reference to Exhibit 10.21 of
                            the Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.22           -- Leasehold Purchase Agreement dated as of August 11, 1997, by and between TCMS and The Beldon E. Fox, Sr.
                            Grandchildren's Trust No. 1. (Incorporated by reference
                            to Exhibit 10.22 of the Company's Registration Statement
                            on Form S-1) (File #333-34603).
         10.23           -- Amendment and Restated Consulting and Financial Advisory
                            Services Agreement dated September 24, 1997, between TCMS
                            and J&D Capital Investments, L.C. (Incorporated by
                            reference to Exhibit 10.23 of the Company's Registration
                            Statement on Form S-1) (File #333-34603).
         10.24           -- Form of Senior Revolving Credit Agreement by and among
                            TCMS and Joint Energy Development Investments, Limited
                            Partnership, and the Lenders Signatory thereto.
                            (Incorporated by reference to Exhibit 10.24 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.25           -- Form of Subordinated Credit Agreement by and among TCMS and Joint Energy Development Investments, Limited
                            Partnership, and the Lenders Signatory thereto.
                            (Incorporated by reference to Exhibit 10.25 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.26           -- Form of Warrant Agreement by and between TCMS and Joint
                            Energy Development Investments, Limited Partnership.
                            (Incorporated by reference to Exhibit 10.26 of the
                            Company's Registration Statement on Form S-1) (File
                            #333-34603).
         10.27           -- Lease Agreement by and between Red Fox Companies of New
                            Iberia, Inc., a division of TransCoastal Marine Services,
                            Inc., and Delta Terminal, Inc. for approximately 29.311
                            acres of land for a fabrication facility. (Incorporated
                            by reference to Exhibit 10.27 of the Company's Annual
                            Report for fiscal year ended December 31, 1997 filed on
                            Form 10-K).
         10.28           -- Lease Agreement by and between Red Fox Companies of New
                            Iberia, Inc., a division of Transcoastal Marine Services,
                            Inc., and the Board of Commissioners of the Port of New
                            Orleans for approximately 15.7 Acres of land including
                            approximately 68,000 square feet of fabricating building
                            space and 2,600 square feet of office space.
                            (Incorporated by reference to Exhibit 10.27 of the
                            Company's Annual Report for fiscal year ended December
                            31, 1997 filed on Form 10-K).
         10.29           -- Form of Subordinated Credit Agreement by and among the
                            Company and Joint Energy Development Investments II
                            Limited Partnership, and the Lender's Signatory thereto.
                            (Incorporated by reference to Exhibit 10.29 of the
                            Company's Annual Report for fiscal year ended December
                            31, 1998 filed on Form 10-K).
         10.30           -- Form of Credit Agreement by and among the Company and
                            Heller Financial Leasing, Inc. and the Lender's Signatory
                            thereto. (Incorporated by reference to Exhibit 10.30 of
                            the Company's Annual Report for fiscal year ended
                            December 31, 1998 filed on Form 10-K).
         10.31           -- Form of Senior Revolving Credit Agreement by and among
                            the Company and Bank One Texas, National Association, and
                            the Lender's Signatory thereto. (Incorporated by
                            reference to Exhibit 10.31 of the Company's Annual Report
                            for fiscal year ended December 31, 1998 filed on Form
                            10-K).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
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

April 27, 2000

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
         10.33           -- Employment Agreement dated December 14, 1998 between the
                            Company and Pamela L. Reiland. (Incorporated by reference
                            to Exhibit 10.33 of the Company's Annual Report for
                            fiscal year ended December 31, 1998 filed on Form 10-K).
         10.34           -- Stock Purchase and Merger Agreement between the Company and Dickson GMP International, Inc. and affiliates
                            (Incorporated by reference to Exhibit 10.3 of the
                            Company's 8-K filed on September 15, 1998).
         10.35           -- First Amendment to Stock Purchase and Merger Agreement
                            between the Company and Dickson GMP International, Inc.
                            and affiliates (Incorporated by reference to Exhibit 10.4
                            of the Company's 8-K filed on September 15, 1998).
         10.36           -- Transcoastal Marine Services, Inc. 1998 Stock Option
                            Plan. (Incorporated by reference to Exhibit 10.36 of the
                            Company's Annual Report for fiscal year ended December
                            31, 1998 filed on Form 10-K).
         21.1            -- List of Subsidiaries of the Company. (Incorporated by
                            reference to Exhibit 21.1 of the Company's Registration
                            Statement on Form S-1) (File #333-34603).
         27.1            -- Financial Data Schedule. (Incorporated by reference to
                            Exhibit 27.1 of the Company's Annual Report for fiscal
                            year ended December 31, 1999 filed on Form 10-K).


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