Form 10-Q
period 2000-03-31
TRANSCOASTAL MARINE SERVICES INC
filed 2000-05-22
CIK 1043119

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

YES [X]                    NO [ ]

     THE NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT, PAR VALUE $.001 PER SHARE, OUTSTANDING AT MAY 15, 2000 WAS 11,248,441.

 PART I - FINANCIAL INFORMATION


     Item 1 - Financial Statements
       Consolidated Balance Sheets as of December 31, 1999 and March 31, 2000 (unaudited)...........  3

       Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 1999 and 2000 (unaudited)....................................................  4

       Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and
       2000 (unaudited).............................................................................  5

       Notes to Consolidated Financial Statements...................................................  6

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
       Operations...................................................................................  9

PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K.....................................................  12


SIGNATURE..........................................................................................  13

               TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          ASSETS

                                                                                     DECEMBER 31,        MARCH 31,
                                                                                         1999              2000
                                                                                     -------------     -------------
CURRENT ASSETS:                                                                                        (Unaudited)
   Cash and cash equivalents                                                         $        443       $     1,637
   Contracts and accounts receivable, net of allowance of $4,960 and $4,912,
     respectively                                                                          28,779            21,219
   Costs and estimated earnings in excess of billings on uncompleted contracts              4,039             2,101
   Other current assets                                                                     8,206             6,766
                                                                                     ------------       -----------
                  Total current assets                                                     41,467            31,723

PROPERTY AND EQUIPMENT, net                                                                82,075            81,594
OTHER NONCURRENT ASSETS, net                                                                6,332             5,739
                                                                                     ------------       -----------
                 Total Assets                                                        $    129,874       $   119,056
                                                                                     ============       ===========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt and notes payable                            $     47,272       $    46,104
   Subordinated debt                                                                       20,000            20,000
   Accounts payable                                                                        15,379            15,282
   Accrued expenses                                                                        21,798            22,876
   Billings in excess of costs and estimated earnings on uncompleted
     contracts                                                                              3,597             2,899
                                                                                     ------------       -----------
                  Total current liabilities                                               108,046           107,161

LONG-TERM DEBT, net of current maturities                                                   2,153             1,990
REDEEMABLE PREFERRED STOCK                                                                    146               149
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value, 2,000,000 shares authorized, none issued
     and outstanding                                                                           --                --
   Common stock, $.001 par value 20,000,000 shares authorized, 11,248,441
     shares issued and outstanding                                                             11                11
   Additional paid-in-capital                                                             137,566           137,641
   Accumulated deficit                                                                   (118,048)         (127,896)
                                                                                     ------------       -----------
                  Total stockholders' equity                                               19,529             9,756
                                                                                     ------------       -----------
                  Total liabilities and stockholders' equity                         $    129,874       $   119,056
                                                                                     ============       ===========

       The accompanying notes are an integral part of these consolidated financial statements.

               TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                         -----------------------------------
                                                                               1999                 2000
                                                                         ----------------      -------------
REVENUES                                                                   $    45,037           $    15,739
COSTS AND EXPENSES:
   Costs of revenues                                                            38,041                19,250
   Selling, general and administrative expenses                                  2,855                 1,973
   Depreciation and amortization                                                 3,065                 2,434
                                                                           -----------           -----------
OPERATING INCOME (LOSS)                                                          1,076                (7,918)
OTHER INCOME (EXPENSE), net
   Interest expense, net                                                        (1,360)               (1,969)
   Other income, net                                                                97                    39
                                                                           -----------           -----------
LOSS BEFORE INCOME TAXES                                                          (187)               (9,848)
PROVISION (BENEFIT) FOR INCOME TAXES                                               (75)                   --
                                                                           -----------           -----------
NET LOSS                                                                   $      (112)          $    (9,848)
                                                                           ===========           ===========
COMPREHENSIVE LOSS, net of  tax:
   Unrealized holding  loss arising during the period net of tax
     of $8                                                                        (18)                   --
                                                                           -----------           -----------
COMPREHENSIVE LOSS                                                         $      (130)          $    (9,848)
                                                                           ===========           ===========
LOSS PER SHARE:
   Basic                                                                   $     (0.01)          $     (0.88)
                                                                           ===========           ===========
   Diluted                                                                 $     (0.01)          $     (0.88)
                                                                           ===========           ===========
NUMBER OF SHARES USED IN PER SHARE COMPUTATIONS:
   Basic                                                                        10,448                11,248
                                                                           ===========           ===========
   Diluted                                                                      10,448                11,248
                                                                           ===========           ===========


       The accompanying notes are an integral part of these consolidated financial statements.

               TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                              ---------------------------------
                                                                                  1999                  2000
                                                                              -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                   $      (112)          $    (9,848)
   Adjustments to reconcile net loss to net cash used in operating activities--
     Depreciation and amortization                                                  3,065                 2,434
     Amortization of debt issuance costs                                              136                   265
     Allowance for doubtful accounts                                                  121                   (48)
     Compensation expense on stock issuance to senior
        management                                                                     --                    75
     Deferred income taxes                                                           (308)                   --
     Other                                                                            (29)                    4
     Changes in operating assets and liabilities-
       (Increase) decrease in--
         Contracts and accounts receivable                                          1,633                 7,608
         Costs and estimated earnings in excess of billings on
           uncompleted contracts                                                      211                 1,938
         Other current assets                                                         249                 1,417
         Other noncurrent assets                                                     (599)                  287
       Increase (decrease) in--
         Accounts payable and accrued expenses                                     (5,991)                  981
         Billings in excess of costs and estimated earnings on
         uncompleted contracts                                                     (1,071)                 (698)
                                                                              -----------           -----------
                  Net cash provided by (used in) operating activities              (2,695)                4,415
                                                                              -----------           -----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment                                        48                    --
   Capital expenditures                                                            (2,921)               (1,890)
                                                                              -----------           -----------
                  Net cash used in investing activities                            (2,873)               (1,890)
                                                                              -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                     4,677                 1,645
   Principal payments on notes payable                                               (948)                 (809)
   Principal payments on long-term debt                                                --                (2,167)
                                                                              -----------           -----------
                  Net cash provided by (used in) financing activities               3,729                (1,331)
                                                                              -----------           -----------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                     (1,839)                1,194
CASH AND CASH EQUIVALENTS, beginning of period                                      9,020                   443
                                                                              -----------           -----------
CASH AND CASH EQUIVALENTS, end of period                                      $     7,181           $     1,637
                                                                              ===========           ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                                     $       961           $     2,234
                                                                              ===========           ===========
   Cash paid for income taxes                                                 $     1,225           $        --
                                                                              ===========           ===========
Non-cash financing activities:
   Issuance of warrant in connection with refinancing                         $       382           $        --
                                                                              ===========           ===========

       The accompanying notes are an integral part of these consolidated financial statements.

               TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.  BUSINESS

     The consolidated financial statements herein have been prepared by TransCoastal Marine Services, Inc. ("TransCoastal or the Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission that permit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles to be condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading. The consolidated financial statements reflect all elimination entries and normal recurring adjustments that are necessary for a fair presentation of the results for the three months ended March 31, 1999 and 2000.

     Operating results for interim periods are not necessarily indicative of the results for a full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements of the Company and the related notes thereto included in TransCoastal's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

    There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see
Note 2 of the Notes to Consolidated Financial Statements of the Company in TransCoastal's Annual Report on Form 10-K for the year ended December 31, 1999.

2.   GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The report of the independent public accountants on the consolidated financial statements of the Company as of and for the year ended December 31, 1999, included an explanatory paragraph, which emphasized substantial doubt about the Company's ability to continue as a going concern. See Note 4 (Dickson Bankruptcy) and Liquidity and Capital Resources (Item 2) below.

3.  EARNINGS PER SHARE

     Basic loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     The weighted average number of common shares outstanding used to compute basic and diluted loss per share for the three months periods ended March 31, 1999 and 2000 were 10,448,000 and 11,248,000 shares, respectively. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. Common stock equivalents are excluded from fully diluted calculations in those periods in which a net loss is reported as they would be anti-dilutive.

               TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


4.  DICKSON BANKRUPTCY

    On May 1, 2000 the Company announced that Dickson GMP International, Inc. ("Dickson" or "Fabrication & Offshore Group"), a wholly-owned subsidiary, had filed a voluntary petition for Chapter 11 Reorganization in the U.S. Bankruptcy Court for the Southern District of Texas. This action was triggered by claims made by Chevron Global Technology Services Company ("Chevron") in the amount of approximately $28 million against Dickson. These claims relate to Dickson's fabrication of platforms and wellheads totaling $86 million which were installed and are operating offshore Venezuala. While the Company is unable to estimate precisely the ultimate dollar amount of exposure, if any, related to this matter, it has made accruals for management's estimated exposure. Due to the evolving nature of the disputed items with Chevron, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid, if any. Chevron's pursuit of these claims has severely limited the Company's ability to complete a recapitalization that would allow an equity infusion into Dickson. All of the Company's other operating subsidiaries, including the Pipeline & Marine Group, are not involved in the filing.

5.   INCOME TAXES

    As of December 31, 1999, the Company had a net operating loss (NOL) of approximately $42.0 million, which is available to offset future taxable income. Due to uncertainties regarding the Company's ability to fully utilize the NOL during the carry forward period, the Company provided a valuation allowance of approximately $9.3 million at December 31, 1999.

    During the three months ended March 31, 2000 the Company incurred an operating loss of $9.8 million. Due to the continuing uncertainties regarding the Company's ability to fully utilize the $51.8 million NOL during the carry forward period, the Company provided an additional valuation allowance of $3.3 million during the three months ended March 31, 2000 which completely offset the tax benefit associated with the operating loss incurred during the period.

6.  SEGMENT INFORMATION

     The Company has two primary operating segments: the Pipeline & Marine Group and the Fabrication & Offshore Group. The Pipeline & Marine Group's operations focus on the construction, burial and testing of pipelines on land, through the transition zone out to 800 feet of water. The Fabrication & Offshore Group's primary operations focus on the fabrication of shallow water barges, drilling rigs and oil and gas production platforms. The two segments are managed separately because each business requires different technology and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Annual Report on Form 10-K).

               TRANSCOASTAL MARINE SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


The following table shows segment information for the reportable segments for the three months ended March 31, 1999 and 2000, respectively (in thousands):

                                                                                    1999                      2000
                                                                              ---------------           ---------------
Revenues to unaffiliated customers:
     Pipeline & Marine                                                        $        14,293           $         9,030
     Fabrication & Offshore                                                            30,722                     6,709
     Other                                                                                 22                        --
                                                                              ---------------           ---------------
                                                                              $        45,037           $        15,739
                                                                              ===============           ===============
Net income:
     Pipeline & Marine                                                        $           289           $        (5,189)
     Fabrication & Offshore                                                               447                    (2,899)
     Other                                                                               (848)                   (1,760)
                                                                              ---------------           ---------------
                                                                              $          (112)          $        (9,848)
                                                                              ===============           ===============

     The following table shows segment information for the geographic segments for the three months ended March 31, 1999 and 2000, respectively (in thousands):

                                                                                    1999                      2000
                                                                              ---------------           ---------------
Revenues to unaffiliated customers:
     United States                                                            $        14,172           $        15,579
     Venezuela                                                                         20,998                         6
     Mexico                                                                             7,356                        --
     Other Foreign                                                                      2,511                       154
                                                                              ---------------           ---------------
                                                                              $        45,037           $        15,739
                                                                              ===============           ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

    The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Report and the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

RESULTS OF OPERATIONS

     The following table sets forth certain selected (unaudited) financial data of the Company and shows data as a percentage of the Company's revenues for the periods indicated (dollars in thousands):

                                                                          THREE MONTHS ENDED MARCH 31,
                                                         ---------------------------------------------------------------
                                                                      1999                              2000
                                                         ------------------------------        -------------------------
Revenues                                                    $ 45,037            100.0 %         $15,739          100.0 %
Cost of revenues                                              38,041             84.5 %          19,250          122.3 %
Selling, general and administrative expenses                   2,855              6.3 %           1,973           12.5 %
Depreciation and amortization                                  3,065              6.8 %           2,434           15.5 %
                                                            --------          -------           -------         ------
Operating income (loss)                                        1,076              2.4 %          (7,918)         (50.3)%
Interest expense, net                                         (1,360)            (3.0)%          (1,969)         (12.5)%
Other income, net                                                 97              0.2 %              39            0.2 %
                                                            --------          -------           -------         ------
Loss before income taxes                                        (187)            (0.4)%          (9,848)         (62.6)%
Provision (benefit) for income taxes                             (75)            (0.2)%              --             -- %
                                                            --------          -------           -------         ------
     Net loss                                               $   (112)            (0.2)%         $(9,848)         (62.6)%
                                                            ========          =======           =======         ======


Results for the three months ended March 31, 1999 compared to the three months ended March 31, 2000

Revenues. Revenues decreased $29.3 million, or 65.1%, from $45.0 million for the three months ended March 31, 1999 to $15.7 million for the three months ended March 31, 2000. The Fabrication and Offshore Group's revenues decreased $24.0 million, or 78.2%, from $30.7 million for the three months ended March 31, 1999 to $6.7 million for the three months ended March 31, 2000. This decrease in revenues for the Fabrication and Offshore Group was the result of continued downturn in oilfield fabrication projects that commenced in 1999 with a decrease in capital expenditure budgets by the Company's customers. The decrease in capital expenditure budgets was a result of the fall of oil and gas prices in 1998. The Fabrication and Offshore Group's revenues in the first quarter of 1999 included $18.8 million in revenue associated with a Chevron contract awarded in the second quarter of 1998. The Pipeline and Marine Group's revenues decreased $5.3 million, or 37.1% from $14.3 million for the first quarter of 1999 to $9.0 million for the same period in 2000. The decline in revenues for the Pipeline and Marine Group was the net result of a $2.1 million increase in revenues domestically and a $7.4 million decrease in revenues generated in Mexico under a bareboat charter. With recent increases in oil and gas prices, the Company anticipates increased levels of pipeline activity in the second half of 2000.

Cost of revenues. Cost of revenues decreased $18.8 million, or 49.4%, from $38.0 million for the three months ended March 31, 1999 to $19.3 million for the same period in 2000. Overall cost of revenues increased as a percentage of revenues from 84.5% in the first quarter of 1999 to 122.3% in the first quarter of 2000. This decrease in gross profit percentage in the first three months of 2000 as compared to the first three months of 1999 was primarily due to lower overall utilization of both fabrication facilities and pipeline vessels and equipment.

Selling, general and administrative expenses. Selling, general and administrative (S,G&A) expenses decreased $0.9 million, or 31.7%, for the three months ended March 31, 2000 as compared to the same period in 1999. As a percentage of revenues, S,G&A expenses were 12.5% during the first quarter of 2000, compared to 6.4% during the first quarter of 1999. The reduction in selling, general and administrative expenses in the first quarter of 2000 as compared to the first quarter of 1999 was accomplished primarily through headcount reduction in the administrative staff and support services. The increase in S,G&A expenses as a percentage of revenues was a result of lower revenues available to support fixed G&A costs.

Depreciation and amortization. Depreciation and amortization expenses decreased $0.6 million from $3.1 million in 1999 to $2.4 million in 2000. The decrease was primarily due to the loss on asset impairment recorded in December 1999 resulting from the write-off of $86.3 million of goodwill and $10.3 million related to the Company's vessels, barges and certain leasehold improvements.

Interest income (expense), net. Interest expense, net of interest income, totaled $2.0 million during the first quarter of 2000 as compared to $1.4 million of interest expense during the same period in 1999. This increase was due to higher average debt levels resulting primarily from working capital requirements and an increase in the weighted average interest rate in 2000 as compared to 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Uncertainty and volatility in oil and natural gas commodity pricing during 1998 and 1999 caused the Company's customer base to significantly reduce capital spending. As a result, the Company experienced significantly reduced revenues and operating cash flows. Revenues for the three months ended March 31, 2000 decreased 65.1% while costs of revenues decreased 49.4%. Additionally, the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) declined by $9.6 million from the same period in 1999. The decline in cash flow combined with the delayed collection on a foreign receivable (the "Foreign Receivable") discussed below negatively impacted the Company's liquidity. The uncertainty surrounding collection of the Foreign Receivable and the Chevron Claim materially impacted the Company's ability to obtain additional financing to remedy the liquidity issues and to satisfy the requirements to raise additional equity contained in the agreements with the Company's lenders. The Company currently is in default under its Credit Facility and as a result has classified all of such debt as a current liability on its balance sheet. In the absence of collecting a significant amount on the Foreign Receivable, or a recapitalization and a waiver or amendment to its agreements with the banks, the Company may not continue as a going concern.

    At March 31, 2000, the Company has a contract receivable in the amount of $16.6 million with a foreign joint venture in financial difficulty. The Company has continued to negotiate with the joint venture and has received assurances regarding future payments. The Company has provided a reserve for management's estimate of amounts that may not be collected. In addition, the Company has two letters of credit outstanding issued in the favor of Chevron Global Technologies Services Company ("Chevron") in lieu of retainage on two fabrication projects totaling $8.6 million. In December of 1999, Chevron informed the Company that it had approximately $27.0 million in billing disputes on the two fabrication contracts. Chevron has subsequently increased these claims to $30 million. The Company has entered into an arbitration procedure with Chevron with respect to the Chevron Claims. Under agreements related to the arbitration, Chevron has agreed not to draw on the letters of credit before September 15, 2000. If Chevron were to call on either of the two letters of credit or the Company was unable to collect on the $16.6 million receivable from the foreign joint venture, it would have a material adverse impact on the Company's operations, financial position, and cash flow.

    In January 1999, the Company entered into a Credit Facility with financial institutions, replacing the existing credit agreement with an aggregate credit facility of $70 million. The Credit Facility was a $10 million increase in borrowing capacity over the credit facility in place at December 31, 1998. The Credit Facility is comprised of three separate credit agreements: (a) a three-year revolving credit agreement ("Revolving Facility") for up to $15.0 million; (b) a seven-year term credit agreement ("Term Loan") for $35.0 million; and (c) a five-year subordinated debt agreement ("Subordinated Debt") for $20.0 million.

    In November 1999, the Company amended the Revolving Facility and the Term Loan which reduced the borrowing capacity under the Revolving Facility by $5.0 million and increased the borrowings under the Term Loan by $5.0 million. The Company also amended the financial covenants in the Credit Facility to take into consideration then existing operating results and the market environment in which the Company operates. The revised financial covenants required a $7.5 million equity investment by January 31, 2000 and either an additional $7.5 million equity infusion or increased earnings of a similar amount in the first quarter of the year 2000. The Company has not secured any commitments for additional financing and is currently in default of the financial covenants of the Credit Facility. The Company is currently pursuing possible investors of capital from third parties, waivers of covenant failures, amendments to the debt covenants or forbearance from its lenders as well as other recapitalization opportunities that might become available and has retained an investment bank to assist in these endeavors. The Company is also exploring the possible sales of certain of its assets or subsidiaries. There is no assurance that the Company will actually complete any transaction and the Company may be forced to seek protection from its creditors if workable arrangements are not forthcoming. Subsequent to March 31, 2000, the Company has failed to meet the debt service requirements of the Revolving Facility and the Term Loan.

    At March 31, 2000, the Company had a working capital deficit of $75.4 million, which represented an $8.8 million increase from the $66.6 million working capital deficit at December 31, 1999. The indebtedness of the Company at March 31, 2000, consisted of $9.1 million of borrowings under the Revolving Facility, $35.1 million of borrowings under the Term Loan, $20.0 million of borrowings under the Subordinated Debt, and $3.8 million of borrowings under other term loans. This indebtedness totaled approximately $68.0 million as of March 31, 2000, of which $66.1 million has been classified as a current liability in the accompanying financial statements due to noncompliance with various debt covenants.

    In addition, the Company has notified its bonding company, on May 16, 2000, of its inability to complete two fabrication projects to double hull two barges in the New Orleans yard due to its significant cash constraints. The Company believes that any attempt to complete these two projects would result in additional cash commitments that are not currently available to the Company. The obligations to the bonding company are guaranteed by the Company and its subsidiaries. The Company is in discussion with the bonding company regarding an orderly transition of the projects to other facilities. The Company is currently evaluating the future operating viability of Dickson.

     Net cash from operating activities during the three months ended March 31, 2000 was $4.4 million, primarily resulting from net collections on accounts receivable. Net cash used in investing activities during the three months ended March 31, 2000 was $1.9 million. Capital expenditures accounted for all of the cash used in investing activities during the period and primarily related to required refurbishments to the Vermilion Bay, pipelay barge. Cash generated by operating activities and additional borrowings under the revolving credit facility were used to fund capital expenditures and pay down notes payable and long-term debt. The Company had no additional borrowing availability under the Company's long-term credit facility at the end of March 31, 2000.

YEAR 2000 ISSUES

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    In the normal course of business, the Company is exposed to market risk, primarily from changes in interest rates. The Company continually monitors exposure to market risk and develops appropriate strategies to manage this risk. Accordingly, the Company may enter into certain derivative financial instruments for trading or to speculate on changes in interest rates.

Interest Rate Exposure

    The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt. At March 31, 2000, $64.2 million of the Company's indebtedness was subject to variable interest rates with a weighted average effective interest rate of 10.55% for the three months then ended. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before taxes by $0.2 million for the three month period. At March 31, 2000, the Company's fixed rate debt approximated fair market value based upon discounted future cash flows using current market prices.

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

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits
     27. -        Financial Data Schedule

(b)  Reports on Form 8-K
     NONE

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TransCoastal Marine Services, Inc.

Dated:  May 19, 2000                      By:  /s/Warren L. Williams
                                               Warren L. Williams
                                               Chief Financial Officer and
                                               Treasurer

                                 EXHIBIT INDEX


Exhibit
  No.                Description
-------              -----------

  27                 Financial Data Schedule